Form 10KSB
period 2007-12-31
NINE MILE SOFTWARE, INC.
filed 2008-03-31
CIK 1398004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[ X ]	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2007

[ ]	Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

Commission File Number: 000-31199

NINE MILE SOFTWARE, INC.

(Name of small business issuer in its charter)

Nevada	20-8006878
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1245 East Brickyard Road, Suite 590, Salt Lake City, Utah 84106

(Address of principal executive offices) (Zip Code)

Issuer's telephone no.: (801) 433-2000

Securities registered pursuant to Section 12(b) of the Exchange Act:	None

Securities registered pursuant to Section 12(g) of the Exchange Act:	Common

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

State the issuer's revenues for its most recent fiscal year. $ -0-

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock as of a specified date within 60 days. $ -0-

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of March 19, 2008

Common Stock, Par Value
$0.001 par value	2,436,887

DOCUMENTS INCORPORATED BY REFERENCE

A description of "Documents Incorporated by Reference" is contained in Part III, Item 14.

Transitional Small Business Disclosure Format.	Yes [	]	No [ X ]

NINE MILE SOFTWARE, INC.

TABLE OF CONTENTS

Page

PART I

Item 1.	Description of Business	3

Item 2.	Description of Property	13

Item 3.	Legal Proceedings	14

Item 4.	Submission of Matter to a Vote of Security Holders	14

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters	14

Item 6.	Management's Discussion and Analysis or Plan of Operation	16

Item 7.	Financial Statements	18

Item 8.	Changes in and Disagreements with Accountants on Accounting
and Financial Disclosure	18

Item 8A(T).	Controls and Procedures	18

Item 8B	Other Information	19

PART III

Item 9.              Directors, Executive Officers, Promoters and Control Persons; Corporate Governance;

Compliance with Section 16(a) of the Exchange Act	19

Item 10.	Executive Compensation	21

Item 11.	Security Ownership of Certain Beneficial Owners and Management	22

Item 12.	Certain Relationships and Related Transactions and Director Independence	22

Item 13.	Exhibits	22

Item 14.	Principal Accountant Fees and Services	23

Signatures	24

PART I

Item 1.	Description of Business

History

We incorporated on November 30, 2006 in the State of Nevada to engage in the business of developing and eventually marketing specialized software to be used in the financial and brokerage industry. In November 2007, we commence an initial public offering of a minimum of 214,290 and a maximum of 714,290 shares of our common stock on a self underwritten, best efforts basis. As of March 19, 2008, we have sold a total of 554,887 shares at the offering price of $0.70 per share, realizing gross proceeds of $388,421.

Our principal executive offices are located at 1245 East Brickyard Road, Suite 590, Salt Lake City, Utah 84106 and our telephone number is (801) 433-2000.

Current Business

We are developing and intend to produce and distribute to the financial services industry, the TradeWarrior portfolio rebalancing and trade generation program. We anticipate launching this product in the third quarter of 2008. We intend to market TradeWarrior to independent Registered Investment Advisors (“RIAs”).

Two of our founding directors, Damon Deru and Andrew Limpert, currently work for Belsen Getty, LLC, a registered investment advisory firm. In 2003, Belsen Getty was looking for a portfolio rebalancing solution to help with their trading needs. It typically would take the firm months to rebalance their nearly 1,000 accounts using Excel spreadsheets and manually entering trades. Belsen Getty began to look for a more efficient method, however the available software products on the market were too expensive or didn’t have the necessary flexibility to accomplish the firm’s goals.

Mr. Deru, together with his father-in-law, Tom Evans, a database programmer, began working on a rebalancing program. After three years of research and experimentation, they were able to develop an acceptable program. Belsen Getty initially intended to only use the program internally, but as Mr. Deru discussed trading solutions with other advisors it became apparent to him that a need existed for a trading and rebalancing tool.

In November 2006, Mr. Deru, together with our two other initial directors, Andrew Limpert and Michael Christensen, organized Nine Mile Software, Inc. to raise necessary funds to complete development and market the trade balancing software that is TradeWarrior.

TradeWarrior Rebalancing Program

The TradeWarrior software is a portfolio rebalancing and trade generation program created for financial and investment advisory firms. It is designed to help advisors quickly and efficiently trade a large number of client accounts to a “model portfolio”. Generally an investment advisor will create a model portfolio of stocks, bonds & mutual funds depending on the client’s risk tolerance. Over time, however, the client’s portfolio becomes out of balance in relation to the model portfolio as the market fluctuates and advisors change their desired allocations. For example, if the stock market has a good year and advances 15% while the bond market drops 5%, the client’s portfolio may be over-weighted in stocks and under-weighted in bonds. It becomes incumbent upon the advisor to generate trades to bring the accounts back in balance with the model portfolio.

Below is a simple illustration of what is necessary to rebalance a client’s portfolio to the desired model portfolio:

Client’s Portfolio	Model Portfolio	Trades Required
25% A Fund	30% A Fund	Buy 5% A Fund
50% B Fund	40% B Fund	Sell 10% B Fund
25% C Fund	30% C Fund	Buy 5% C Fund

Our TradeWarrior software helps facilitate this rebalancing process by downloading all of an advisor’s account positions into the program. The program then compares what is currently held in the account against the model portfolio and generates the necessary trade file to be uploaded back to the custodian where the trades will be executed. We estimate that manually rebalancing a client’s portfolio takes 15 to 20 minutes per client. However, we believe TradeWarrior cuts this time down to two or three minutes per client on average. The program also reduces human error because it runs all the calculations and generates a trade file, thereby reducing human error from manually entering trades to the custodian.

Program Features & Benefits

Although the above example gives the appearance of a simple process, in reality there are many variables and complexities. To address these issues, TradeWarrior offers certain features that advisors need in such a program.

Client Level Trading

The TradeWarrior program trades accounts on a client level. Typically a client will have multiple accounts with an advisor. TradeWarrior will apply the model portfolio across all of a client’s accounts versus applying the model portfolio to each individual account. Thus, generally a client will only have a certain fund in one account versus the same fund in all accounts. This can generate tax efficiency and possibly lower trading costs. The program also facilitates tax sensitive trading. For instance, most advisors like to place income generating funds, or funds with high capital gains in tax-deferred accounts such as IRAs. This could reduce a client’s tax bill and helps the advisor add value to the client. Some competitive programs on the market trade only on an account level. This means that an advisor using an account based program holds the same funds in all accounts, when some funds are better suited for a taxable or tax-deferred account. The TradeWarrior program meets the needs of advisors by trading on a client level.

Taxable vs. Tax-deferred Accounts

TradeWarrior’s ability to facilitate client level trading allows advisors to place some funds in taxable accounts and some funds in tax-deferred accounts, which we believe is good financial planning. TradeWarrior facilitates this need by allowing the advisor to “rank” the funds being used in their model portfolio by order of their perceived tax efficiency. This flexibility allows the advisor to use the most advantageous ranking system. This also allows the advisor to place their highest ranked funds in a client’s tax-deferred accounts and his lowest ranked funds in the taxable accounts. This feature is completely customizable by the advisor.

Closed Funds

Some firms have funds in their portfolios that are closed to new investors. This poses a trading problem because the advisor may want to keep their existing clients in the closed fund, but need to invest their new clients in an alternate fund. TradeWarrior facilitates this by allowing the advisor to keep closed funds for existing clients and automatically uses an alternate open fund for new clients.

“Do Not Trade” Securities

Some firms and clients have certain securities that they do not want to sell, yet do not fit into an advisors model portfolio. TradeWarrior solves this problem by creating “do not trade” restrictions. The restriction can be set on a firm-wide level that will restrict selling that security for all of an advisor’s accounts. The restriction can also be set on the client level that will restrict selling that security for that particular client. When rebalancing accounts, TradeWarrior will automatically pull these do not trade securities and allocate the remaining funds in a client’s account. This allows for seamless trading without the need for the advisor to continually make manual adjustments. It also could help reduce trading errors from an advisor accidentally selling a security that was not supposed to be sold.

Business Strategy

Once we begin marketing the TradeWarrior, we plan to expand the software to incorporate more database functionality. We believe that the most complete investment advisory software is a single database for all common financial service client management applications. Currently, a typical advisory firm will have a minimum of two to three database programs. This can become tedious because each firm has to enter the same client data multiple times.

CRM Capability

Most investment advisory firms have a client relationship management (CRM) database. This database is used to store general client information such as names, mailing and e-mail addresses and account numbers. It is also used to keep track of client contacts, such as letters sent, e-mails, and phone calls, client financial planning information, and prospects and business contacts.

We do not plan to use proceeds from our initial public offering to develop a CRM product, but we expect to develop and market the product when we realize sufficient cash flows from TradeWarrior sales. We believe that adding CRM capability to TradeWarrior is a potential area of expansion for our business because:

●  Advisors generally look to reduce the number of databases. Under current conditions, adding TradeWarrior to their business will increase the number of databases they need to maintain. Elimination of this hurdle will be a top development priority as we plan to combine the two databases into one program.

●   Adding CRM is the next natural step for the program, although it will take some time to develop correctly.

●  It will help insulate us from competition. TradeWarrior’s current function is rebalancing and trade generation. We believe that development of more robust product features will distinguish the TradeWarrior from competitors. Adding CRM capability to the program will further build tasks the program can accomplish.

●  Many advisors may be reluctant to switch CRM database systems because of the large time commitment required to do such. However, the benefit of combining database functionality should help overcome this hurdle.

Currently the CRM market is somewhat crowded with three or four main competitors. These competitors include, but are not limited to, Junxure-I, Protracker, ACT! for Advisors, Upswing, and Outlook. When developing the CRM portion TradeWarrior, our research on features will come from both internal experience and recommendations from external advisory firms. Many CRM programs are becoming increasingly complex to operate, taking weeks of training to use the system. We intend to keep our software as simple and intuitive as possible. We anticipate marketing our software by emphasizing its trading capability, the ease of use and low price.

Billing Capability

Currently there are many options for billing clients in the investment advisory market. Most major CRM & Portfolio Reporting programs come bundled with billing software incorporated into it. We envision bundling the billing program with the CRM program when it is released. This is necessary to achieve our single database vision. The billing program is already under development internally. Though there are many billing options available to advisors, we plan to add features such as commission payouts, customizable advisor payouts, and non-sufficient funds tracking on client accounts. To our knowledge these features do not exist in the marketplace.

Portfolio Reporting Capability

Portfolio reporting for most advisory firms includes, but is not limited to, performance reporting, tax reporting and transaction history reports. Firms must account for and report every transaction for every client. Additionally, many advisory firms have data going back ten years or more. This results in a very complex database and requires considerable programming and industry knowledge. Reporting must be not only accurate, but it also must be SEC compliant. To achieve our single database vision we plan to add portfolio reporting to TradeWarrior either through internal development or possibly acquiring another firm in the marketplace. Current competitors in this space include, but is not limited to, Advent Axys, FSCI dbCams, Cornerstone Poweradvisor, Schwab PortfolioCenter, and Black Diamond.

Marketing

To date we have not undertaken any marketing activities, but we intend to commence marketing TradeWarrior as soon as we finalize development and realize necessary funds from our initial public offering.

Our target market will be the investment advisory market that includes RIAs, brokers and other financial consultants. We intend to generate leads from known advisory lists and registrars, ads in trade publications, trade shows and website presence at www.ninemilesoftware.com. Our initial marketing strategy is designed around scheduling a demonstration of our software to the principal decision makers in a firm. The emphasis of the marketing will focus on the value and time savings of TradeWarrior. We will also stress the flexibility of the program and the hands on service approach. Initial marketing efforts will concentrate on the advisory market in the U.S. because it is the largest advisory market in the world and because of our familiarity of the marketplace. After establishing a position in the U.S. market and as necessary funds are available, we will explore the possibility of expanding into Canada, Europe, and elsewhere.

We anticipate launching a Beta test group of up to 30 Advisors during the third quarter of 2007. We expect to use this group to gather commercial feedback through the final development stages. We also expect that this initial group will be our lead customers that will provide ongoing technical and marketing feedback for ongoing refinement of the product and our strategy.

Direct Mail/Phone Campaign

Our initial marketing campaign will begin with a direct mail and phone campaign, which we believe is the most targeted and cost effective approach. We plan to mail a cover letter and a professionally prepared marketing brochure to the key decision makers in a firm and then follow up with phone calls whenever possible. The goal of this process is to invite qualified buyers to sit through a demonstration of our software. We believe this will give us the best opportunity to contact decision makers.

Ads in Trade Publications

We also intend to run ads in industry specific trade publications such as Investment News, Financial Planner, Benefits Selling, Investment Advisor and Wealth Manager. Initially, we will conduct a short initial test campaign of one to three months. We plan to initially run smaller and less expensive ads, but will experiment with different sizes, colors, language and layouts during the initial run. If the results are not encouraging from these tests, we will reconsider this approach before investing more marketing resources.

Trade Shows

We also plan on attending the various trade shows that are usually hosted by large, national brokerage firms, trade publications and professional associations. We believe that these shows offer an effective way to meet face-to-face with investment advisors. The typical cost to participate in these shows ranges from $5,000 to $20,000 per show. We would also encounter various additional costs relating to the shows such as marketing materials, travel, hotels and meals. We anticipate that initially, we will attend trade shows sparingly due to the cost, but will evaluate the effectiveness after each show.

Internal Sales Force

We do not intend to outsource sales, but rather develop an internal sales force. We believe that an in-house sales force is advantageous because of the familiarity with the software, knowledge of financial terms and the needs of investment advisors. We intend to begin to build a sales team as soon as funds become available from our initial public offering. We will compensate salespersons with a base salary and incentive compensation commissions. Sales personnel will also be required to help with service issues, if needed.

Industry Affiliations with other Software Vendors

We are also pursuing possible affiliations and/or joint ventures with other software vendors in the industry. We believe this offers upside potential to both firms as we could cross-sell each other’s software, which could possibly make both software packages more competitive. We believe this is a cost effective way to market and gain market recognition. We will explore this avenue for possible opportunities as we move forward.

Distribution and Payment

The program will be web hosted application and physical discs will not be produced. This will keep costs down because there will be no cost for disc production and delivery. Everybody who uses the program will have Internet access since the program is a tool to generate trade files for online trading. When a client purchases the program, they will be given a code to download the program from the website. If they ever needed additional copies, they could easily go to the website and download the program again. Online purchases will also be facilitated on the website using a credit card service. We will use a credit card service company such as Propay, Inc. so we will not house any critical client data that could become a liability. We will also accept checks for firms who wish to use this option.

Pricing

We believe that the price of the TradeWarrior software will be one of its main selling points. We initially plan to offer the software for $7,500 per year, with a onetime conversion and training fee between $2,000 to $5,000, depending on the amount of data to be converted and number of people to be trained. We anticipate that the price will compete favorably with our main competitors.

We expect that the payback time for customers using our software will be relatively short. We project that it currently takes an advisor 18 minutes to rebalance a client using existing means, and that TradeWarrior will take approximately three minutes per client. That equals a time savings of 15 minutes per client. Assuming the average advisor’s time is worth $100 per hour, an advisor would achieve payback after rebalancing only 100 clients. If the advisor has more clients and rebalances more than once a year, then additional savings would be achieved. We also feel that reduced trading errors and the ability to trade quickly versus taking weeks and months to complete the trading cycle will equate to additional savings for users.

Competition

Rebalancing software is a relatively new industry and, accordingly, there is limited competition. We believe that our TradeWarrior software will be competitive with other software on the market because of comparable functionality at a lower price. However, until we complete development and begin marketing, it is difficult to identify specific competitive issues that we will face. The three primary competitors to TradeWarrior are iRebal, Tamarac Advisor and eAllocator as well as free custodian software that may be offered to customers by a few financial institutions.

Intellectual Property

We have retained the law firm Kunzler & Associates in Salt Lake City, Utah to help us protect our intellectual property. We have obtained copyright protection on TradeWarrior and plan to continue to update our copyright protection as we make changes and enhancements to the program. We also plan to trademark our company and product names along with any logos associated with those names, if we are able to raise the necessary funds from our initial public offering.

Kunzler & Associates are currently conducting a patent search to help determine the patentability of TradeWarrior. We will assess the possibility of seeking patent protection when their search is completed. We have budgeted for the possibility of seeking patent protection if our board of directors determines it is feasible and worth the time, effort and cost, however there is no guarantee that we can actually obtain a patent. We will continue to pursue additional protections for our intellectual property as we develop new software and related products and enhance existing products.

Employees

We currently do not have any employees associated with Nine Mile Software, Inc. other than the directors Damon Deru (CEO), Andrew Limpert (Chairman of the Board), and Michael Christensen (Secretary). If we are able to complete our initial public offering, Damon Deru will become a full time employee of the company.

We have contracted with Dan Agnew of AppVision Consulting in Las Vegas, Nevada to further develop TradeWarrior to the point of marketability. He will convert TradeWarrior from Microsoft Access program to a Microsoft .NET platform database. We will also work with him to add additional features to TradeWarrior such as cost basis information and one-click rebalancing to quickly rebalance all clients in the database.

Mr. Agnew has extensive industry experience having worked for Investment Advisory Network, where he helped write in-house rebalancing and trading software for them. He was also a developer at Techfi, Inc. which is a portfolio reporting company that was bought out by Advent, Inc in 2002. He has since started his own company, AppVision Consulting, doing ad-hoc programming jobs for investment advisors. He also works for an insurance company in Las Vegas where he develops software programs for internal use. Mr. Agnew is proficient in Microsoft Visual Basic.Net, Microsoft ASP, Microsoft ASP.Net and the Microsoft SQL Server family of products.

We are currently interviewing an additional programmer to support Mr. Agnew. Mr. Agnew’s role is evolving into one of oversight and strategy for the program and less about code generation. We have not made a final decision to hire an additional programmer.

We have also contracted with Glade Francis to do consulting work and help with technical implementations such as website design and CRM billing program selection. Mr. Francis' recent work experience includes writing and negotiating multimillion dollar IT support contracts for the benefit of both commercial and public offices. His contracting experience provides him with an in depth understanding of a wide range of industries and the ability to negotiate effectively. He has gained technical experience and expertise through hands on development of workplace solutions and personal freelance work. His technical background includes operations software experience and office software experience. Mr. Francis holds a bachelor's degree in accounting, and a masters degree in information technology management.

If our initial public offering is successful, we plan to add a technical support employee prior to the launch of TradeWarrior. This employee would primarily be responsible for handling incoming tech support calls and setting up new clients on TradeWarrior. We also plan to add a salesperson to help market TradeWarrior and to add additional sales and support staff as business warrants and funds are available.

Employee Stock Option Plan

In March 2007, our board of directors approved the creation of an employee stock option plan and authorized 650,000 shares of our common stock to be reserved for issuance under the plan. The board of directors has finalize and overseen the formal plan and established the terms and conditions of the awards to be made under the plan. We have made awards under the current plan as set forth in Item 10 of this report.

Facilities

Initially we plan to rent office space from Belsen Getty, LLC located at 1245 E. Brickyard Rd #590, Salt Lake City, UT 84106. This arrangement will save us expenses because we rent the space at a reasonable rate. Also, we do not have to buy expensive office equipment such as furniture, printers and copiers as are able to use Belsen Getty’s equipment, which is included in the rent. If we are successful in marketing TradeWarrior and need to expand our facilities, we will evaluate at that point other office space. In this event, we would most likely experience a greater cost of doing business due to higher rent cost and purchasing and/or leasing office equipment.

Industry Segments

No information is presented as to industry segments. We are presently engaged in the principal business of developing with the intent to produce and distribute to the financial services industry, the TradeWarrior portfolio rebalancing and trade generation program. Reference is made to the statements of operations contained in the financial statements included herewith for a statement of our revenues and operating loss for the past two fiscal years.

Risk Factors

You should carefully consider the risks and uncertainties described below and other information in this report. If any of the following risks or uncertainties actually occur, our business, financial condition and operating results, would likely suffer. Additional risks and uncertainties, including those that are not yet identified or that we currently believe are immaterial, may also adversely affect our business, financial condition or operating results.

Going Concern

We may not be able to continue as a going concern.

Our independent registered public accountants have reviewed our financial data and information and rendered a statement that they have substantial doubt about our ability to continue as a going concern for the following reasons:

●	we have limited financial resources and have incurred a net loss since inception through December 31, 2007;

●	we have limited working capital and stockholders` equity; and

●	our ability to establish an ongoing source of revenues sufficient to cover operating costs and operate successfully is uncertain.

If we fail to produce revenues, our business could fail, we could cease operations and you would lose your entire investment.

Risks Relating to Our Business

We have a limited operating history, have not recorded revenues or operating profits since inception and, if we are unable to generate sufficient revenues to pay expenses in the near future, our business may fail resulting in the loss of any money invested in our common stock.

We have a limited operating history and have not realized any revenues or operating profits since our inception in November 2006. We face all the risks and problems associated with businesses in their early stages in a competitive environment. Prospective investors have only limited information on which to make an evaluation of our prospects. Our principal product, the TradeWarrior portfolio rebalancing program, has not been fully developed and has never been commercially marketed. If we are unable to successfully market the TradeWarrior within a reasonable time, we may not be able to generate sufficient cash flows to meet operating expenses. Our prospects should be considered in light of the risks, expenses and difficulties frequently encountered in the establishment of any new business in a competitive environment.

As a public company our cost of doing business will increase because of necessary expenses, including compliance with SEC reporting requirements.

Because we are a public company, we will incur significant legal, accounting and other expenses to comply with certain SEC requirements and, in particular, the Sarbanes-Oxley Act of 2002. Sarbanes-Oxley and other rules implemented by the SEC, requires management to assess its internal controls over financial reporting and requires auditors to attest to that assessment. Current regulations require us to include this assessment and attestation in our annual report on Form 10-KSB commencing with the annual report for our fiscal year ending December 31, 2007.

Management will need to invest significant time and energy to stay current with the public company responsibilities of our business, which will limit their time they can apply to other tasks associated with operating our business. It is possible that the additional burden and expense of operating as a public company will cause us to fail to achieve profitability, which would cause our business to fail and our investors to lose all their money invested in our stock.

We estimate that remaining a public company will cost us in excess of $25,000 annually. This is in addition to all of the other cost of doing business. It is important that we maintain adequate cash flow not only to operate our business, but also to pay the cost of remaining public. If we fail to pay public company costs as such costs are incurred, we will become delinquent in our reporting obligations and our shares may no longer remain qualified for quotation on a public market, if one should develop. Further, investors may lose confidence in the reliability of our financial statements causing our stock price to decline.

We may need additional capital to fulfill our business strategies, which may not be available at attractive terms, or at all.

We expect that with the proceeds realized from our initial public offering, we can complete development of and commence marketing the TradeWarrior program during the next twelve months. If, however, we realize more than the minimum amount but less than the maximum amount, we may need to secure additional funds in order to expand marketing efforts, continue with research and development, add additional research and marketing staff and acquire additional equipment. If cash flows from operations are insufficient to fund expected capital needs, or our needs are greater than anticipated, we will need to raise additional funds possibly through private or public sales of equity securities or the incurrence of debt. Additional funding may not be available on favorable terms, or at all. If we borrow funds, we would likely be obligated to make periodic interest or other debt service payments and be subject to additional restrictive covenants. If we raise additional funds through public or private sales of equity securities, sales may be at prices below the market price of our stock and our stockholders would suffer significant dilution. Failure to secure additional capital, if needed, could force us to curtail our growth strategy, reduce or delay capital expenditures and downsize operations, which would have a material negative effect on our financial condition.

If we cannot complete development of and commence marketing TradeWarrior, we may not be able to realize sufficient revenues to continue operations.

We will use the proceeds from our initial public offering to complete development of and commence marketing TradeWarrior. Because we have not commenced marketing TradeWarrior, actual results, if any, from our marketing efforts and planned operations are difficult to predict and could vary significantly due to factors we cannot presently control or predict. These factors could affect the size and viability of the potential market for TradeWarrior, marketing and sales costs, and the actual demand for the product. Our inability to successfully market TradeWarrior would likely cause our business to fail and cause investors in our common stock to lose their entire investment.

There is an uncertain market for TradeWarrior.

We are a new business and have no marketing history to accurately predict whether TradeWarrior will be accepted by the financial services industry, specifically RIAs, state registered advisors and financial planners. Further, we cannot predict whether there will be sufficient demand for TradeWarrior for us to achieve and sustain profitability. If ultimately we are unable to achieve a viable and profitable market for TradeWarrior, our business would most likely fail and investors in our shares would lose their entire investment.

We expect to encounter several competitive software programs on the market.

After TradeWarrior is fully developed and we begin marketing the software to financial service firms and investment advisors, we will encounter competition from other similar programs presently on the market. We believe our primary competitors are iRebal, Tamarac Advisor and eAllocator. These competing software programs and others on the market may offer similar or superior features to TradeWarrior at a competitive price. Competitors may also be able to develop new or enhanced software that may be more efficient and less expensive than TradeWarrior. Further, competitors may develop proprietary positions that prevent us from successfully commercializing new software that we may develop. As a result, our software may not be able to compete successfully and new developments by others may render our software obsolete or uneconomical. If we fail to address competitive developments quickly and effectively, we will not be able to grow our business or remain a viable entity.

Our business could be adversely affected by economic developments in the financial services industry and/or the economy in general.

Once we begin marketing TradeWarrior, we will depend on the perceived demand for the application of this technology. TradeWarrior focuses on small to mid-tier registered investment advisory businesses. Therefore, we may be susceptible to downturns in the financial services industry and the economy in general. Any significant downturn in the market or in general economic conditions would likely negatively affect our business and your investment in our common stock.

If we fail to retain the services of our key personnel our business would be adversely affected.

Our future success depends on retaining existing key employees and executive officers and our ability to hire new key employees, as necessary. The loss of existing key employees, particularly our Chief Executive Officer, Damon Deru, or the inability to attract new key employees could limit our ability to successfully market TradeWarrior. This would be detrimental to future development of new programs and products and to our overall business.

We may be unable to protect our software or intellectual property adequately or cost effectively.

Our future success depends in part on our ability to protect and preserve proprietary rights related to our software. We currently are in the process of seeking appropriate proprietary protection for our developing software and resulting products and trademarks. We have obtained copyright protection on “TradeWarrior” and plan to continue to secure copyright protection as we make enhancements and changes to the program. We also have retained legal representation to conduct a patent search to help determine the patentability of TradeWarrior. We will assess the possibility of seeking patent protection for TradeWarrior when that search is completed. Our use of proceeds from our initial public offering anticipates seeking patent protection if we determine it is feasible and worth the time, effort and cost. However, there is no guarantee that we can actually obtain a patent. We will continue to pursue additional protections for our intellectual property as we develop new software and related products and enhance existing products. Our inability to obtain appropriate protections for our intellectual property may allow competitors to enter our markets and produce or sell the same or similar software and programs. Further, if we do obtain these protections, we many not be able to prevent third parties from using our software or other intellectual property rights and technology without our authorization. Enforcing intellectual property rights could be costly and time-consuming and could distract management’s attention from operating business matters.

Our intellectual property may infringe on the rights of others, resulting in costly litigation.

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights, particularly the filing of suits alleging infringement of intellectual property rights. Other companies or individuals may allege that our software and programs infringe on their patents or other intellectual property rights. Litigation, particularly in the area of intellectual property rights, is costly and the outcome is inherently uncertain. If we become engaged in such litigation and lose, we could be liable for substantial damages, and be forced to re-engineer one or more of our products, discontinue the use of the subject matter in question, obtain a license to use those rights and/or develop non-infringing alternatives. Any of these results would increase cash expenditures and adversely affect our financial condition.

Risks Relating to Ownership of Our Common Stock

If we do not sell the maximum number of shares in our initial public offering, we may not be able to fulfill all of our financial needs.

We have sold the minimum 214,290 shares in order to satisfy the escrow requirements of our initial public offering and the proceeds have been released from escrow. However, there is no assurance that we will realize the maximum offering proceeds, or that the amount ultimately realized will satisfy all of our financial needs. If we do not realize the maximum amount from the offering, we may have to curtail some of our intended uses of proceeds, which could have a negative effect on the development of our business.

There is no public trading market for our common stock and there is no assurance that a market will develop or be maintained.

There is not currently, nor has there ever been, a public trading market for our securities. Following completion of our initial public offering, we intend to request an authorized market maker to sponsor an application to have our common stock quoted on the OTC Bulletin Board. We cannot give you any assurance that our shares will ever be quoted on the Bulletin Board or that an active trading market will develop or be sustained. If an active trading market for our common stock does not develop, it would be difficult, if not impossible, for stockholders to liquidate their shares. Also, any future trading price for our shares may be highly volatile and subject to significant fluctuations in response to variations in our quarterly operating results and other factors. These price fluctuations may adversely affect the liquidity of our shares, as well as the price that holders may realize for their shares upon any future sale.

The arbitrary offering price of our shares is not an indication of their value.

Our board of directors has arbitrarily determined the initial offering price of $0.70 per share for our initial public offering, which price does not necessarily relate to our asset value, earnings, net worth, financial condition or any other established criteria of value. Also, the offering price bears no relationship to any market price for the shares subsequent to the offering. The offering price should not be regarded as an indication of the actual value or future market price of the common stock.

We do not anticipate paying dividends in the foreseeable future.

We anticipate that we will retain any future earnings and other cash resources for future operations and development of our business. Accordingly, we do not anticipate declaring or paying any cash dividends in the foreseeable future. Any future payment of cash dividends will be at the discretion of our board of directors after taking into account many factors, including operating results, financial condition and capital requirements. Companies that pay dividends may be viewed as a better investment than corporations that do not, which could make our stock less attractive to potential investors.

Future sales or the potential for sale of a substantial number of shares of our common stock, could cause our market value to decline.

Immediately after our initial public offering, if the maximum amount is fully subscribed, we will have 2,596,290 shares of our common stock outstanding. Shares sold in the offering will be freely tradable without restriction or further registration under the federal securities laws, unless purchased by our affiliates.

None of the 1,882,000 shares of our common stock outstanding prior to the offering will be subject to a lock-up agreement or other arrangement precluding future sales by current holders. These shares are considered restricted securities and may be sold only pursuant to a registration statement or the availability of an appropriate exemption from registration. Sales of a substantial number of these restricted shares in the public markets, or the perception that these sales may occur, could cause the market price of our common stock to decline and materially impair our ability to raise capital through the sale of additional equity securities.

Trading in our shares will be subject to certain "penny stock” regulation.

If a market for our shares develops, trading will be subject to certain provisions commonly referred to as the “penny stock rule.” A penny stock is generally defined to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Accordingly, trading in our stock will be subject to additional sales practice requirements on broker-dealers that may require a broker dealer to:

●	make a special suitability determination for purchasers of penny stocks;

●	receive the purchaser's written consent to the transaction prior to the purchase; and

●	deliver to a prospective purchaser of a penny stock, prior to the first transaction, a risk disclosure document relating to the penny stock market.

Consequently, these disclosure requirements may restrict the ability of broker-dealers to trade and/or maintain a market in our stock and reduce the level of trading activity in the secondary market. Also, prospective investors may not want to get involved with the additional administrative requirements. For as long as our securities are subject to the rules on penny stocks, the liquidity of our common stock could be significantly limited, which would have a material adverse effect on the trading of our shares. This lack of liquidity may also make it more difficult for us to raise capital in the future.

Effective voting control will be held by our current directors and two principal stockholders who will have the ability to control future election of directors and the affairs of our company.

Prior to our initial public offering, our directors and two principal stockholders owned in the aggregate approximately 85% of our outstanding common stock. If the maximum amount of the offering is sold, these persons will own approximately 60% of the outstanding shares. Accordingly, current directors and principal stockholders will have the ability to elect all of our directors, who in turn elect all executive officers, and to control our business and other affairs without regard to the votes of other stockholders.

Cautionary Statement Concerning Forward-Looking Information

This report contains forward-looking statements relating to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will” “should," “expect," "intend," "plan," anticipate," "believe," "estimate," "predict," "potential," "continue," or similar terms, variations of such terms or the negative of such terms. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including those risks discussed in the “Risk Factors” section above. Although forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment, actual results could differ materially from those anticipated in such statements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Item 2.	Description of Property

We do not presently own any real property. We currently rent office space from Belsen Getty, LLC located at 1245 E. Brickyard Rd #590, Salt Lake City, UT 84106. This arrangement will save us expenses because we rent the space at a reasonable rate. Also, we do not have to buy expensive office equipment such as furniture, printers and copiers as are able to use Belsen Getty’s equipment, which is included in the rent. We intend to expand our facilities at such time as our business warrants.

Item 3.	Legal Proceedings

There are no material pending legal proceedings to which our company, or any subsidiary thereof, is a party or to which any of our property is subject and, to the best of our knowledge, no such actions against us are contemplated or threatened.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our securities holders during the fourth quarter of the fiscal year ended December 31, 2007.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters

There is not currently, nor has there ever been, a public trading market for our common stock. As of the date hereof there are approximately 62 stockholders of record of our common stock, including 46 persons who have purchased shares in our initial public offering.. We intend to request a broker/dealer to make an initial application to the Financial Industry Regulatory Authority to have our shares quoted on the OTC Bulletin Board. The application will consist of current corporate information, financial statements and other documents as required by Rule 15c2-11 of the Securities Exchange Act of 1934.

Inclusion on the OTC Bulletin Board will permit price quotations for our shares to be published by that service. Although we intend to request that an application to the OTC Bulletin Board be submitted, we do not anticipate a public trading market in our shares in the immediate future. Any future secondary trading of our shares may be subject to certain state imposed restrictions. Except for the application to the OTC Bulletin Board, there are no plans, proposals, arrangements or understandings with any person concerning the development of a trading market in any of our securities. There can be no assurance that our shares will be accepted for trading on the OTC Bulletin Board or any other recognized trading market. Also, there can be no assurance that a public trading market will develop following acceptance by the OTC Bulletin Board or at any other time in the future or, that if such a market does develop, that it can be sustained.

The ability of individual stockholders to trade their shares in a particular state may be subject to various rules and regulations of that state. A number of states require that an issuer's securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state. Presently, we have no plans to register our securities in any particular state.

Penny Stock Rule

It is unlikely that our securities will be listed on any national or regional exchange or The Nasdaq Stock Market in the foreseeable future. Therefore our shares most likely will be subject to the provisions of Section 15(g) and Rule 15g-9 of the Exchange Act, commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for broker-dealer transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

The SEC generally defines a penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is:

●	registered and traded on a national securities exchange meeting specified criteria set by the SEC;

●	authorized for quotation on The Nasdaq Stock Market;

●	issued by a registered investment company;

●	excluded from the definition on the basis of price (at least $5.00 per share) or the issuer's net tangible assets; or

●	exempted from the definition by the SEC.

Broker-dealers who sell penny stocks to persons other than established customers and accredited investors are subject to additional sales practice requirements. An accredited investor is generally defined as a person with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse.

For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must receive the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent to clients disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker-dealers to trade and/or maintain a market in our common stock and may affect the ability of stockholders to sell their shares.

These requirements may be considered cumbersome by broker-dealers and could impact the willingness of a particular broker-dealer to make a market in our shares, or they could affect the value at which our shares trade. Classification of the shares as penny stocks increases the risk of an investment in our shares.

Rule 144

If we sell the maximum number of shares, in our initial public offering, we will have outstanding an aggregate of 2,596,290 shares of common stock. The 714,290 shares to be issued in the offering will be freely transferable without restriction under the Securities Act, excluding any shares purchased by a person who is or thereby becomes an affiliate of Nine Mile Software. All 1,882,000 shares outstanding prior to the offering were issued in private transactions without registration under the Securities Act and are deemed “restricted securities” as defined by Rule 144 under the Securities Act. Rule 144 is the common means for a stockholder to resell restricted securities and for affiliates, to sell their securities, either restricted on non restricted (control) shares. Rule 144 has been amended by the SEC, effective February 15, 2008.

Under the amended Rule 144, an affiliate of a company filing reports under the Exchange Act who has held their shares for more than six months, may sell in any three-month period an amount of shares that does not exceed the greater of:

●	the average weekly trading volume in the common stock, as reported through the automated quotation system of a registered securities association, during the four calendar weeks preceding such sale, or

●	1% of the shares then outstanding.

Sales by affiliates under Rule 144 are also subject to certain requirements as to the manner of sale, filing appropriate notice and the availability of current public information about the issuer.

A non-affiliate stockholder of a reporting company who has held their shares for more than six months, may make unlimited resales under Rule 144, provided only that the issuer has available current public information about itself. After a one-year holding period, a non-affiliate may make unlimited sales with no other requirements or limitations.

We cannot predict the effect any future sales under Rule 144 may have on the market price of our common stock, if a market for our shares develops, but such sales may have a substantial depressing effect on such market price.

Dividends Policy

We have never declared cash dividends on our common stock, nor do we anticipate paying any dividends on our common stock in the foreseeable future.

Item 6.	Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

Plan of Operation

Since our inception in November 2006, we have primarily engaged in the development of our TradeWarrior software in anticipation of introducing it to the investment advisory market during the latter part of 2007. Our plan of operation for the next 12 months is to first complete commercialization of the TradeWarrior software. We have engaged Dan Agnew as an independent contractor to rewrite the program in a more robust programming language and work directly with Mr. Deru to map out and optimize the logic flows of the program. Management anticipates this will take between three and nine months to complete. During this development period, a beta group of 15 to 30 RIA users that we have previously identified will be using the program and providing real industry feedback. This is essential to gain perspective and insight into the industry needs in a real time feedback loop in order to adjust the program to real life needs of end users.

After a successful beta iteration period, we will prepare to launch the TradeWarrior product commercially. The goal of management is to launch no later than third quarter of 2008. We believe that if the maximum amount of our initial public offering is realized, we will not need additional funding for approximately 18 months. If the minimum amount is raised, we may need to shift some of the funds into marketing and other operational expenses. We anticipate that if only the minimum offering amount is realized, we will have adequate funds for a period of 12 months, using a lesser amount for personnel and marketing than if the maximum is raised.

Beyond development of the TradeWarrior, we do not plan to use offering proceeds for the potential CRM product. We anticipate developing the CRM product if and when sufficient cash flows are realized from sales of the original TradeWarrior product.

We do not expect to make major capital expenditure for completing development and marketing TradeWarrior. We do anticipate an increase in employees if and when TradeWarrior is completed and marketed successfully. Mr. Deru will be our lone full time employee upon closing of the offering. Mr. Agnew will be a part time contract employee through the reprogramming phase of the development. In preparing to commence marketing TradeWarrior, management will assess the potential demand for up to two customer service personnel to assist in responding to new customers’ questions, orientation and installation of programs. This decision will be partially based on whether the offering is closed at the maximum or nearer to the minimum level. In either scenario, management believes we could be generating revenue within the first 12 month of operation from conclusion of the offering.

Results of Operations and Liquidity and Capital Resources

We have not realized any revenues since inception on November 30, 2006. For the year ended December 31, 2007, we realized a net loss of $26,360, compared to a net loss of $1,002 for the year ended December 31, 2006. The net loss for 2007 is attributed to general and administrative expenses and professional fees associated with the preparation and filing with the SEC of the registration statement related to our initial public offering..

At December 31, 2007, we had total assets of $50,348 and stockholders' equity of $48,348, compared to total assets of $44,548 and total stockholders' equity of $44,548 at December 31, 2006. The increase in total assets and stockholders' equity at September 30, 2007 is attributed to the additional sale of common stock during July and August 2007.

At December 31, 2007, our working capital was $47,158, compared to $44,548 at December 31, 2006. We anticipate meeting our working capital needs during 2008 with the proceeds from our initial public offering. We have no other agreements or arrangements for additional funding and there can be no assurance any such funding will be available to us, or if available, such funding will be on acceptable or favorable terms to us.

Going Concern Consideration

Because we are a new company with limited assets and capital and no current revenues, we are relying on the proceeds of our initial public offering to launch our software product. Failure to raise adequate capital and generate adequate sales revenues could result in having to curtail or cease operations. Additionally, even if we do raise sufficient capital to support our operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable us to develop business to a level where it will generate profits and cash flows from operations. If our offering is not successful and we are unable to secure adequate alternative financing, there is substantial doubt about our ability to continue as a going concern.

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future. Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No.  157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosures about fair value measurements. The statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or transfer a liability at the measurement date. The statement emphasizes that fair value is a market-based measurement and not an entity-specific measurement. It also establishes a fair value hierarchy used in fair value measurements and expands the required disclosures of assets and liabilities measured at fair value. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of this standard is not expected to have a material impact on our financial condition, results of operation or liquidity.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes  — an interpretation of FASB Statement No.  109,” which prescribes comprehensive guidelines for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on tax returns. FIN 48, effective for fiscal years beginning after December 15, 2006, seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. We are currently assessing the impact of FIN 48 on our consolidated financial position and results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This statement requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. It permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings, or the amortization and impairment requirements of Statement No. 140. Subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value, eliminates the necessity for entities that manage risks inherent in servicing assets and servicing liabilities with derivatives, to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on our future reported financial position or results of operations.

Item 7.	Financial Statements

Financial statements for the fiscal years ended December 31, 2007 and 2006 have been examined to the extent indicated in their reports by Moore & Associates, Chartered, independent certified public accountants and have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to Regulation S-B as promulgated by the SEC. The aforementioned financial statements are included herein starting with page F-1.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

This Item is not applicable.

Item 8A(T).	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this annual report, management, with the participation of our chief executive officer and principal accounting officer, carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures”, as defined in the Securities Exchange Act of 1934, Rules 13a-15(e) and 15-d-15(e). Based upon that evaluation, our chief executive officer and principal accounting officer concluded that as of December 31, 2007, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is:

(i) recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms; and

(ii) accumulated and communicated to our management, including our chief executive officer and principal accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.

Management’s Annual Report on Internal Control Over Financial Reporting

Management of Nine Mile Software is responsible for establishing and maintaining adequate internal control over financial reporting for our company. Our control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principals. Our internal control over financial reporting includes those policies and procedures that :

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of our assets;

●

provide reasonable assurance that the transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles and that receipts and expenditures are being made only with proper authorizations; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Over Financial Reporting – Guidance for Smaller Public Companies. Based on our assessment and those criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Managements report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting or in other factors that could materially affect, or would be likely to materially affect, our internal controls over financial reporting subsequent to the date we carried out our evaluation.

Item 8B.	Other Information

Not applicable.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Corporate Governance; Compliance with Section 16(a) of the Exchange Act

The following table sets forth the name, age and position of our present officers and directors. Each director has been a director of the company since inception.

Name	Age	Position
Damon Deru	28	Chief Executive Officer and Director
Andrew Limpert	38	Chairman of the Board and Director
Michael Christensen	41	Secretary and Director

All directors serve for one-year terms until their successors are elected or they are re-elected at the annual stockholders' meeting. Officers hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated.

There is no arrangement, agreement or understanding between any of the directors or officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer. Also, there is no arrangement, agreement or understanding between management and non-management stockholders under which non-management stockholders may directly or indirectly participate in or influence the management of our affairs.

The business experience of each of the persons listed above during the past five years is as follows:

Damon Deru is a graduate of the University of Utah where he received his B.S. Degree in Finance. He has worked in the financial services industry since 2001 as an investment advisor at Belsen Getty, LLC, a financial services firm located in Salt Lake City, Utah. In his role at Belsen Getty, Mr. Deru is responsible for investment research, trading responsibilities for over 1,000 accounts, and managing and maintaining the databases and other information technology (IT) needs. Mr. Deru has since 2004 served as the financial manager of Axxess Funding Group, LLC, a private Salt Lake City, Utah firm engaged in funding secured real estate loans to individuals and commercial real estate developers. He holds a Series 65 license which qualifies him as an SEC Registered Investment Advisor.

Andrew Limpert is a graduate from the University of Utah and Westminster College with degrees of B.S. in Finance and an MBA with an emphasis in Finance. For the past 15 years he has founded, consulted on and funded numerous businesses in the private and public arenas. Since 1998, he has been an investment advisor with Belsen Getty, LLC, providing wealth management direction and strategic and financial advice for several investment banks. Mr. Limpert has also been associated with Axxess Funding Group, LLC since 2004 as its marketing manager. Mr. Limpert also serves as a director of BBM Holdings Inc, a New York based provider of ship-to-shore internet connectivity technology.

Michael Christensen is a graduate of Weber State University, where he received an MBA and a B.S. Degree in Accounting. Mr. Christensen has over 15 years of experience in financial and accounting management and administration. He has experience in the distribution and printing industries, performance reporting and accounting systems support for an investment advisor. From 2002 to the present, Mr. Christensen has been on the staff of the Commissioner of Education for the LDS Church Educational System. Among his responsibilities he provides financial and budget support to the Board of Trustees for such institutions as Brigham Young University.

Each director will devote only a portion of their business time to the affairs and operations of Nine Mile Software. The approximate percentage of business time to be devoted to our company by each director is expected to be as follows:

●	Damon Deru	—	75%*

●	Andrew Limpert	—	30%

●	Michael Christensen	—	20%

____________________

*	We anticipate that Mr Deru will devote 100% of his business time to Nine Mile Software business at the completion of our initial public offering.

During the past five years, none of our officers, directors, promoters or control persons has had any of the following events occur:

●    any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer, either at the time of the bankruptcy or within two years prior to that time;

●    any conviction in a criminal proceeding or being subject to a pending criminal proceeding, excluding traffic violations and other minor offenses;

●  being subject to any order, judgment or decree, not substantially reversed, suspended or vacated, of any court of competent jurisdiction, permanently enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking business; and

●   being found by a court of competent jurisdiction in a civil action, the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Committees of the Board of Directors

Currently we do not have any standing committees of the board of directors. Until such time as formal committees are established, our board of directors will perform some of the functions associated with a nominating committee and a compensation committee, including reviewing all forms of compensation provided to our executive officers, directors, consultants and employees, including stock compensation. The board will also perform the functions of an audit committee until we establish a formal audit committee.

Code of Ethics

We have adopted a Code of Ethics and Business Conduct that applies to our directors and employees, including our principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions. In addition, we intend to promptly disclose (i) the nature of any amendment to the policy that applies to these persons, and (ii) the nature of any waiver, including an implicit waiver, from a provision of the policy that is granted to one of these specified individuals, the name of such person who is granted the waiver and the date of the waiver on our website in the future.

A written copy of the Code will be provided upon request at no charge by writing to our corporate Secretary, c/o Nine Mile Software, Inc., 1245 East Brickyard Road, Suite 590, Salt Lake City, Utah 84106.

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. We believe that these reports were not filed during the fiscal year 2007.

Item 10.	Executive Compensation

We have not paid any compensation since our inception to any officer, director or employee. If we are successful in closing our initial public offering, our CEO Damon Deru will receive a monthly allowance to be determined by the board of directors. There are no plans for the other directors to receive a salary at this time. However, we may issue options under an employee stock option plan as incentives to achieve certain performance thresholds.

Stock Purchase Options

On May 1, 2007, we sold and issued a total of 610,000 stock purchase options exercisable for the purchase of our common stock at $0.025 per share. The options were issued to the following persons and for the number of shares indicted next to each persons name.

Damon Deru	—	400,000 shares
Michael Christensen	—	100,000 shares
Thomas Henderson	—	10,000 shares
Tom Evans	—	100,000 shares

Messrs. Deru and Christensen are directors and executive officers. Messrs. Henderson and Evans are expected to become part-time employees or consultants following the completion of our initial public offering.

The options are not exercisable for a period of one year and are subject to a vesting schedule. Fifty percent of the options will vest when we first realize a quarterly profit from operations or when we have sold an aggregate of 80 TradeWarrior programs. The balance of the options will vest when we first record $1.0 million in total revenues. The options will expire if not exercised within 60 months of issuance, on May 1, 2013.

Item 11.	Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our shares of common stock by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our directors;

●	our executive officers; and

●	by all directors and executive officers as a group.

Beneficial ownership is determined in accordance with SEC rules. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or will become exercisable within 60 days after the date of this report, are deemed outstanding, but those shares are not deemed outstanding for purposes of computing percentage ownership of any other person. The number and percentage of shares beneficially owned are based on 2,436,887 shares of common stock outstanding as of March 19, 2008, which includes 554,887 shares sold to date pursuant to our initial public offering. Each person named in the table has sole voting and investment power with respect to all shares shown as beneficially owned by that person, subject to community property laws, where applicable.

       Amount and Nature of

Name and Address(1)	Beneficial Ownership	Percent of Class
Damon Deru *	200,000	8.2%
Andrew Limpert *	600,000	24.6%
Michael Christensen *	30,000	1.2%

All directors and officers	830,000	34.0%

as a group (3 persons)

Other Beneficial Owners

Scott Deru	120,000	4.9%
Terry Deru	600,000	24.6%

Total directors, officers and	1,550,000	63.6%

Other beneficial owners

*	Director and/or executive officer

(1)	Unless otherwise indicated, the address for each person listed above is c/o Nine Mile Software, Inc., 1245 East Brickyard Road, Suite 590, Salt Lake City, Utah 84106.

Item 12.	Certain Relationships and Related Transactions and Director Independence.

We have not had any material transactions since our inception in 2006 with any officer, director, nominee for election as director, or any stockholder owning greater than five percent (5%) of our outstanding shares, nor any member of the above referenced individuals' immediate family.

Item 13.	Exhibits

(a)	Exhibits

Exhibit No.	Exhibit Name
3.1*	Articles of Incorporation
3.2*	By-Laws
4.1*	Specimen stock certificate
10.1*	Escrow Agreement
10.2**	Securities Escrow Agreement
10.3**	Form 4-5EIA Escrow Agreement
31.1	Certification of C.E.O. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of C.E.O. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1*	Subscription Agreement

______________

*	Included as Exhibits to Form SB-2 filed with SEC on May 17, 2007
**	Included as Exhibits to Amendment No. 1 to Form SB-2 on November 19, 2007
________________
*	Previously filed as indicated.

Item 14.	Principal Accountant Fees and Services

We do not have an audit committee and as a result our entire board of directors performs the duties of an audit committee. Our board of directors will approve in advance the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. As a result, we do not rely on pre-approval policies and procedures.

We do not have an audit committee and as a result our entire board of directors performs the duties of an audit committee. Our board of directors will approve in advance the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. As a result, we do not rely on pre-approval policies and procedures.

Audit Fees

The aggregate fees billed by our independent auditors, Moore & Associates, Chartered, for professional services rendered for the audit of our annual financial statements included in our Annual Reports on Form 10-KSB for the year ended December 31, 2007 was $6,800. We were not subject to the reporting requirements of the SEC prior to November 2007

Audit Related Fees

For the year ended December 31, 2007 and 2006, there were no fees billed for assurance and related services by Moore & Associates, Chartered relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above.

Tax Fees

For the years ended December 31, 2007 and 2006, no fees were billed by Moore & Associates, Chartered for tax compliance, tax advice and tax planning.

We do not use Moore & Associates, Chartered for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Moore & Associates, Chartered to provide compliance outsourcing services.

The board of directors has considered the nature and amount of fees billed by Moore & Associates, Chartered and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Moore & Associates, Chartered's independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nine Mile Software, Inc.

By:	/S/	DAMON DERU

Damon Deru

Chief Executive Officer

Dated:	March 28, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

March 28, 2008
/S/	DAMON DERU	Chief Executive Officer and director
Damon Deru

March 28, 2008
/S/	ANDREW LIMPERT	Chairman of the Board and Director
Andrew Limpert

March 28, 2008
/S/	MICHAEL CHRISTENSEN	Secretary and Director
Michael Christensen	Principal Accounting Officer

NINE MILE SOFTWARE, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

December 31, 2007

C O N T E N T S

MOORE & ASSOCIATES, CHARTERED

ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Nine Mile Software, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheet of Nine Mile Software, Inc. (A Development Stage Company) as of December 31, 2007 and December 31, 2006, and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2007 and December 31, 2006, and from inception on November 30, 2006 through December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nine Mile Software, Inc. (A Development Stage Company) as of December 31, 2007 and December 31, 2006, and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2007 and December 31, 2006, and from inception on November 30, 2006 through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has accumulated deficit of $27,362 as of December 31, 2007, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered

Las Vegas, Nevada

February 26, 2008

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

NINE MILE SOFTWARE, INC.
(A Development Stage Company)
Balance Sheets

ASSETS

	December 31,	December 31,
	2007	2006

CURRENT ASSETS

Cash	$49,158	$44,548

Total Current Assets	49,158	44,548

OTHER ASSETS

Copyrights	1,190	-

Total Other Assets	1,190	-

TOTAL ASSETS	$50,348	$44,548

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$2,000	$-

Total Current Liabilities	2,000	-

STOCKHOLDERS' EQUITY

Common stock; 50,000,000 shares authorized, at
$0.001 par value, 1,882,000 and 1,822,000
shares issued and outstanding, respectively	1,882	1,822
Additional paid-in capital	73,828	43,728
Accumulated deficit	(27,362)	(1,002)

Total Stockholders' Equity	48,348	44,548

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$50,348	$44,548

The accompanying notes are an integral part of these financial statements.
F-4

NINE MILE SOFTWARE, INC.
(A Development Stage Company)
Statements of Operations

			From Inception
			on November 30,
	For the Years Ended		2006 Through
	December 31,		December 31,
	2007	2006	2007

REVENUES	$-	$-	$-

EXPENSES

General and administrative	26,360	1,002	27,362

Total Expenses	26,360	1,002	27,362

NET LOSS	$(26,360)	$(1,002)	$(27,362)

BASIC LOSS PER SHARE	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	1,852,000	1,822,000

The accompanying notes are an integral part of these financial statements
F-5

NINE MILE SOFTWARE, INC.
(A Development Stage Company)

Statements of Stockholders' Equity

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity

Balance, November 30, 2006	-	$-	$-	$-	$-

Shares issued for cash
at $0.025 per share	360,000	360	8,640	-	9,000

Shares issued for cash
at $0.025 per share	1,462,000	1,462	35,088	-	36,550

Net loss from inception
through December 31, 2006	-	-	-	(1,002)	(1,002)

Balance, December 31, 2006	1,822,000	1,822	43,728	(1,002)	44,548

Shares issued for cash
at $0.50 per share	60,000	60	29,940	-	30,000

Value of common stock
options issued	-	-	160	-	160

Net loss for the year
ended December 31, 2007	-	-	-	(26,360)	(26,360)

Balance, December 31, 2007	1,882,000	$1,882	$73,828	$(27,362)	$48,348

The accompanying notes are an integral part of these financial statements.
F-6

NINE MILE SOFTWARE, INC.
(A Development Stage Company)
Statements of Cash Flows
			From Inception
			on November 30,
	For the Years Ended		2006 Through
	December 31,		December 31,
	2007	2006	2007

CASH FLOWS FROM
OPERATING ACTIVITIES

Net loss	$(26,360)	$(1,002)	$(27,362)

Discountinued operations			-

Adjustments to reconcile net loss to net cash
used by operating activities:
Changes in operating assets and liabilities:
Change in accounts payable	2,000	-	2,000

Net Cash Used by
Operating Activities	(24,360)	(1,002)	(25,362)

CASH FLOWS FROM
INVESTING ACTIVITIES

Copyright costs incurred	(1,190)	-	(1,190)

Net Cash Used by
Investing Activities	(1,190)	-	(1,190)

CASH FLOWS FROM
FINANCING ACTIVITIES

Proceeds from common stock issued	30,160	45,550	75,710

Net Cash Used by
Financing Activities	30,160	45,550	75,710

NET DECREASE IN CASH	4,610	44,548	49,158

CASH AT BEGINNING OF PERIOD	44,548	-	-

CASH AT END OF PERIOD	$49,158	$44,548	$49,158

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.
F-7

NINE MILE SOFTWARE, INC.

(A Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Nature of Business

Nine Mile Software, Inc. (the Company) was incorporated in the State of Nevada on November 30, 2006. The Company is engaged in the business of developing and marketing specialized software for brokerage.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Basic (Loss) per Common Share

Basic (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of December 31, 2007 and 2006.

	For the Year Ended December 31, 2007	For the Year Ended December 31, 2006
Loss (numerator)	$ (26,360)	$ (1,002)
Shares (denominator)	1,852,000.	1,822,000.
Per share amount	$ (0.01)	$ (0.00)

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during any of the periods shown.

Comprehensive Income

The Company has no component of other comprehensive income. Accordingly, net income equals comprehensive income for the periods ended December 31, 2007 and 2006.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of December 31, 2007 and 2006.

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

NINE MILE SOFTWARE, INC.

(A Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

The Company provides for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. SFAS No. 109 Requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. The Company’s predecessor operated as entity exempt from Federal and State income taxes.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 39% to net loss before provision for income taxes for the following reasons:

	December 31, 2007	December 31, 2006
Income tax expense at statutory rate	$ 10,280)	$ 391)
Common stock issued for services	-)	-)
Valuation allowance	(10,280)	(391)
Income tax expense per books	$ -)	$ -)

Net deferred tax assets consist of the following components as of:

	December 31, 2007	December 31, 2006
NOL carryover	$ 10,671)	$ 391)
Valuation allowance	(10,671)	(391)
Net deferred tax asset	$ -)	$ -)

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $27,362 for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

Impairment of Long-Lived Assets

The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

NINE MILE SOFTWARE, INC.

(A Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounting Basis

The basis is accounting principles generally accepted in the United States of America. The Company has adopted a December 31 fiscal year end.

Stock-based compensation.

As of December 31, 2007, the Company has not issued any share-based payments to its employees.

The Company adopted SFAS No. 123-R effective January 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123-R.

Copyright costs

The Company has capitalized the costs of obtaining its copyrights. The Company will amortize the copyright costs over the estimated life of 10 years upon commencement of sales. The Company expects to begin sales in 2007.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for us beginning January 1, 2008. The Company is currently assessing the potential impact that adoption of SFAS No. 157 would have on the financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 gives the irrevocable option to carry many financial assets and liabilities at fair values, with changes in fair value recognized in earnings. SFAS No. 159 is effective beginning January 1, 2008, although early adoption is permitted. The Company is currently assessing the potential impact that adoption of SFAS No. 159 will have on the financial statements.

The FASB has revised SFAS No. 141. This revised statement establishes uniform treatment for all acquisitions. It defines the acquiring company. The statement further requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, measured at their fair market values as of that date. It requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquired, at the full amounts of their fair values. This changes the way that minority interest is recorded and modified as a parent’s interest in a subsidiary changes over time. This statement also makes corresponding significant amendments to other standards that related to business combinations, namely, 109, 142 and various EITF’s. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after 12/15/08. The Company believes the implementation of this standard will have no effect on our financial statements.

NINE MILE SOFTWARE, INC.

(A Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

The Company will determine its revenue recognition policies upon commencement of principle operations.

2.	COMMON STOCK

On November 30, 2006, the Company received $9,000 from its founders for 360,000 shares of its common stock. On December 8, 2006, the Company completed an unregistered private offering under the Securities Act of 1933, as amended, relying upon the exemption from registration afforded by Rule 504 of Regulation D promulgated there under. The Company sold 1,462,000 shares of its $0.001 par value common stock at a price of $0.025 per share for $36,550 in cash.

On July 31, 2007, the Company received $25,000 from investors for 50,000 shares of common stock. On August 7, 2007 the Company received $5,000 for 10,000 shares of common stock. On November 7, 2007 the Company received $160 for common stock option.

3.	GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. However, the Company has accumulated deficit of $27,362 as of December 31, 2007. The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it may be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

4.	STOCK PURCHASE OPTIONS

On May 1, 2007, the Company sold and issued a total of 610,000 stock purchase options exercisable for the purchase of our common stock at $0.025 per share for $160. The options were issued to directors, executive officers and other individuals expected to become employees. The options are not exercisable for a period of one year and are subject to a vesting schedule. Fifty percent of the options will vest when the Company first realizes a quarterly profit from operations or when it has sold an aggregate of 80 of its stock trading programs. The balance of the options will vest when the Company first records $1.0 million in total revenues. The options will expire if not exercised within 60 months of issuance, on May 1, 2013.

Under FASB Statement 123, the Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model. The following weighted average assumptions used for grants in the year ended December 31, 2007:dividend yield of zero percent; expected volatility of 0.00%; risk-free interest rates of 5.35% and expected life of 1.0. The Company granted no options in 2006. The Company recognized no expense for the fair value of the options granted during 2007 because they are not vested.

NINE MILE SOFTWARE, INC.

(A Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

4.	STOCK PURCHASE OPTIONS (Continued)

A summary of the status of the Company’s stock option plans as of December 31, 2007 and December 31, 2006 and the changes during the years are presented below:

	2007	2006
	Shares	Shares
Unexercised options, beginning of year	-	-
Stock options issued during the year	610,000	-
Stock options expired	-	-
Stock options exercised	-	-
Unexercised options, end of year	610,000	-