Form 10-Q
period 2008-03-31
NINE MILE SOFTWARE, INC.
filed 2008-05-14
CIK 1398004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Quarter Ended March 31, 2008

[ ]	Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

Commission File Number: 000-31199

NINE MILE SOFTWARE, INC.

(Name of small business issuer in its charter)

Nevada	20-8006878
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1245 East Brickyard Road, Suite 590, Salt Lake City, Utah 84106

(Address of principal executive offices) (Zip Code)

Issuer's telephone no.: (801) 433-2000

Securities registered pursuant to Section 12(b) of the Exchange Act:	None

Securities registered pursuant to Section 12(g) of the Exchange Act:	Common

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [  ]

Indicate by  check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer  [  ]                                                  Accelerated filer  [  ]

Non-accelerated filer    [  ]                                                  Smaller reporting company [X]

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [ X ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of April 30, 2008

Common Stock, Par Value
$0.001 par value	2,440,531

TABLE OF CONTENTS

Heading	Page

PART I	—	FINANCIAL INFORMATION

Item 1.	Financial Statements	3

Item 2.	Management's Discussion and Analysis of Financial Condition and Results
of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	10

Item 4(T).	Controls and Procedures	10

PART II	—	OTHER INFORMATION

Item 1.	Legal Proceedings	11

Item 1A.	Risk Factors	11

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 3.	Defaults Upon Senior Securities	11

Item 4.	Submission of Matters to a Vote of Securities Holders	11

Item 5.	Other Information	12

Item 6.	Exhibits	12

Signatures	13

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying unaudited balance sheet of LILM, Inc. at March 31, 2008 and December 31, 2007 (audited), related unaudited statements of operations, stockholders' equity (deficit) and cash flows for the three months ended March 31, 2008 and the period November 30, 2006 (date of inception ) to March31, 2008, have been prepared by management in conformity with United States generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the period ended March 31, 2008, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2008 or any other subsequent period.

NINE MILE SOFTWARE, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

March 31, 2008 and December 31, 2007

NINE MILE SOFTWARE, INC.
(A Development Stage Company)
Balance Sheets

ASSETS

	March 31,	December 31,
	2008	2007
	(unaudited)

CURRENT ASSETS

Cash	$422,752	$49,158

Total Current Assets	422,752	49,158

OTHER ASSETS

Copyrights	1,190	1,190

Total Other Assets	1,190	1,190

TOTAL ASSETS	$423,942	$50,348

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$2,000	$2,000

Total Current Liabilities	2,000	2,000

STOCKHOLDERS' EQUITY

Common stock; 50,000,000 shares authorized, at
$0.001 par value, 2,440,531 and 1,822,000
shares issued and outstanding, respectively	2,441	1,882
Additional paid-in capital	464,237	73,828
Accumulated deficit	(44,736)	(27,362)

Total Stockholders' Equity	421,942	48,348

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$423,942	$50,348

The accompanying notes are an integral part of these financial statements.
-4-

NINE MILE SOFTWARE, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

			From Inception
			on November 30,
	For the Three Months Ended		2006 Through
	March 31,		March 31,
	2008	2007	2008

REVENUES	$-	$-	$-

EXPENSES

General and administrative	17,374	8,786	44,736

Total Expenses	17,374	8,786	44,736

NET LOSS BEFORE INCOME TAXES	(17,374)	(8,786)	(44,736)

INCOME TAX EXPENSE	-	-	-

NET LOSS	$(17,374)	$(8,786)	$(44,736)

BASIC LOSS PER SHARE	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	2,146,266	1,822,000

The accompanying notes are an integral part of these financial statements
-5-

NINE MILE SOFTWARE, INC.
(A Development Stage Company)
Statements of Stockholders' Equity
(Unaudited)

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity

Balance, November 30, 2006	-	$-	$-	$-	$-

Shares issued for cash
at $0.025 per share	360,000	360	8,640	-	9,000

Shares issued for cash
at $0.025 per share	1,462,000	1,462	35,088	-	36,550

Net loss from inception
through December 31, 2006	-	-	-	(1,002)	(1,002)

Balance, December 31, 2006	1,822,000	1,822	43,728	(1,002)	44,548

Shares issued for cash
at $0.50 per share	60,000	60	29,940	-	30,000

Value of common stock
options issued	-	-	160	-	160

Net loss for the year
ended December 31, 2007	-	-	-	(26,360)	(26,360)

Balance, December 31, 2007	1,882,000	1,882	73,828	(27,362)	48,348

Shares issued for cash
at $0.70 per share	558,531	559	390,409	-	390,968

Net loss for the three months
ended March 31, 2008	-	-	-	(17,374)	(17,374)

Balance, March 31, 2008	2,440,531	$2,441	$464,237	$(44,736)	$421,942

The accompanying notes are an integral part of these financial statements.

NINE MILE SOFTWARE, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)
			From Inception
			on November 30,
	For the Three Months Ended		2006 Through
	March 31,		March 31,
	2008	2007	2008

OPERATING ACTIVITIES

Net loss	$(17,374)	$(8,786)	$(44,736)

Discountinued operations			-

Adjustments to reconcile net loss to net cash
used by operating activities:
Changes in operating assets and liabilities:
Change in accounts payable	-	2,000	2,000

Net Cash Used in
Operating Activities	(17,374)	(6,786)	(42,736)

INVESTING ACTIVITIES

Copyright costs incurred	-	(1,130)	(1,190)

Net Cash Used by
Investing Activities	-	(1,130)	(1,190)

FINANCING ACTIVITIES

Proceeds from common stock issued	390,968	-	466,678

Net Cash Provided by
Financing Activities	390,968	-	466,678

NET DECREASE IN CASH	373,594	(7,916)	422,752

CASH AT BEGINNING OF PERIOD	49,158	44,548	-

CASH AT END OF PERIOD	$422,752	$36,632	$422,752

SUPPLIMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

NINE MILE SOFTWARE, INC.

(A Development Stage Company)

Notes to the Financial Statements

NOTE NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2008 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2007 audited financial statements. The results of operations for the period ended March 31, 2008 and 2007 are not necessarily indicative of the operating results for the full years.

NOTE NOTE 2 - GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has had no revenues and has generated losses from operations.

In order to continue as a going concern and achieve a profitable level of operations, the Company will need, among other things, additional capital resourcesand to develop a consistent source of revenues. Management’s plans include of investing in and developing all types of businesses related to the computer software industry.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of

                     Operations

      The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-Q.

Plan of Operation

     Since our inception in November 2006, we have engaged in the development of our TradeWarrior software in anticipation of introducing it to the investment advisory market. Our plan of operation for the next 12 months is to complete development and begin marketing the TradeWarrior. We have engaged Dan Agnew as an independent contractor to rewrite the program in a more robust programming language and work directly with our Chief Executive Officer, Damon Deru, to map out and optimize the logic flows of the program. Management anticipates this will take between three and nine months to complete.

     During this development period, a beta group of 15 to 30 RIA users that we have previously identified will be using the program and providing real industry feedback. This is essential to gain perspective and insight into the industry needs in a real time feedback loop in order to adjust the program to real life needs of end users.

     After a successful beta iteration period, we anticipate launching the first version of the TradeWarrior product commercially in the third quarter of 2008. We believe that the proceeds realized from our initial public offering will provide necessary funds for approximately 18 months.

     Beyond development of the TradeWarrior, we do not plan to use offering proceeds for other products, including our planned CRM product. We anticipate developing the CRM if and when sufficient cash flows are realized from sales of the original TradeWarrior product.

     We do not expect to make major capital expenditure for completing development and marketing TradeWarrior. We do anticipate an increase in employees if and when TradeWarrior is completed and marketed successfully. Mr. Deru will be our lone full time employee upon closing of the offering. Mr. Agnew will be a part time contract employee through the reprogramming phase of the development. In preparing to commence marketing TradeWarrior, management will assess the potential demand for up to two customer service personnel to assist in responding to new customers’ questions, orientation and installation of programs. This decision will be partially based on the amount of funds we have remaining at the completion of the development phase.

Results of Operations and Liquidity and Capital Resources

     We have not realized any revenues since inception on November 30, 2006. For the three months ended March 31, 2008, we realized a net loss of $17,374, compared to a net loss of $8,786 for the three months ended March 31, 2007. The increased net loss for the 2008 period is attributed to general and administrative expenses and professional fees associated with the preparation and filing with the SEC of the registration statement related to our initial public offering..

     At March 31, 2008, we had total assets of $423,942 and stockholders’ equity of $421,942, compared to total assets of $50,348 and stockholders' equity of $48,348 at December 31, 2007. The increase in total assets and stockholders' equity at March 31, 2008 is attributed to proceeds realized from our initial public offering during the quarter.

     At March 31, 2008, our working capital was $420,752 compared to $47,158 at December 31, 2007. We anticipate meeting our working capital needs during 2008 with the proceeds from our initial public offering. We have no other agreements or arrangements for additional funding and there can be no assurance any such funding will be available to us, or if available, such funding will be on acceptable or favorable terms to us. We have realized total proceeds of $499,991.35 from our initial public offering.

Going Concern Consideration

     Because we are a new company with limited assets and capital and no current revenues, we are relying on the proceeds of our initial public offering to launch our software product. If we do have adequate capital to eventually develop a consistent source of revenues, we may have to curtail or cease operations. Additionally, even if we complete development of the TradeWarrior and generate revenues, there can be no assurances that revenues will be sufficient to enable us to generate profits and cash flows from operations. In that event, if we are unable to secure additional funding, there is substantial doubt about our ability to continue as a going concern.

Inflation

     In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future. Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Off-balance Sheet Arrangements

     We have no off-balance sheet arrangements.

Forward-Looking and Cautionary Statements

     This report contains forward-looking statements relating to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will” “should," “expect," "intend," "plan," anticipate," "believe," "estimate," "predict," "potential," "continue," or similar terms, variations of such terms or the negative of such terms. These statements are only predictions and involve known and unknown risks, uncertainties and other factors included in our periodic reports with the SEC. Although forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment, actual results could differ materially from those anticipated in such statements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Item 3.          Quantitative and Qualitative Disclosures About Market Risk.

     This item is not required for a smaller reporting company.

Item 4(T).          Controls and Procedures.

      Evaluation of Disclosure Controls and Procedures. Disclosure controls and procedures (as defined in Rules  13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Disclosure and control procedures are also designed to ensure that such information is accumulated and communicated to management, including the chief executive officer and principal accounting officer, to allow timely decisions regarding required disclosures.

     As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, have concluded that, as of March 31, 2008, our disclosure controls and procedures were effective.

      Changes in Internal Control Over Financial Reporting. Management has evaluated whether any change in our internal control over financial reporting occurred during the first quarter of fiscal 2008. Based on its evaluation, management, including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the first quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.          Legal Proceedings

     There are no material pending legal proceedings to which we are a party or to which any of our property is subject and, to the best of our knowledge, no such actions against us are contemplated or threatened.

Item 1A.     Risk Factors

     This item is not required for a smaller reporting company.

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

     This Item is not applicable.

Item 3.          Defaults Upon Senior Securities

     This Item is not applicable.

Item 4.          Submission of Matters to a Vote of Security Holders

     This Item is not applicable.

Item 5.          Other Information

     We have concluded the initial public offering of our common stock. We received subscriptions for a total of 714,288 shares and realized gross proceeds of $499,991.35. The funds will be used primarily for the development and initial marketing of the TradeWarrior software.

Item 6.          Exhibits

          Exhibit 31.1     Certification of C.E.O. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          Exhibit 31.2     Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          Exhibit 32.1     Certification of C.E.O. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          Exhibit 32.2     Certification of Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 14, 2008 Date: May 14, 2008	NINE MILE SOFTWARE, INC. /s/ DAMON DERU Damon Deru Chief Executive Officer and Director /S/ MICHAEL CHRISTENSEN Secretary and Director (Principal Accounting Officer)