Form 10-Q/A
period 2008-03-31
NINE MILE SOFTWARE, INC.
filed 2008-06-04
CIK 1398004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2008

[	]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 333-143039

NINE MILE SOFTWARE, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-8006878
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1245 East Brickyard Road, Suite 590, Salt Lake City, Utah 84106

(Address of principal executive offices)

(801) 433-2000

(Registrants's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                 Yes X No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company

Large accelerated filer	[	]	Accelerated filer	[	]
Non-accelerated filer	[	]	Smaller reporting company	☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                   Yes No X

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of April 30, 2008

Common Stock, $0.001 par value	2,440,531

TABLE OF CONTENTS

Heading	Page

Explanatory Note	3

PART I	—	FINANCIAL INFORMATION

Item 1.	Financial Statements	3

PART II — OTHER INFORMATION

Item 6.	Exhibits	4

Signatures	5

EXPLANATORY NOTE

This Amendment No. 1 to Nine Mile Software, Inc.’s Quarterly Report on Form 10-Q/A for the fiscal quarter ended March 31, 2008, filed with the SEC on May 14, 2008, is being filed solely to correct an error under Item 1, Financial Statements, in which the introductory statement inadvertently referred to Nine Mile Software, Inc. as LILM, Inc. Except with respect to the referenced correction, this Amendment No. 1 does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures affected by subsequent events.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying unaudited balance sheet of Nine Mile Software, Inc. at March 31, 2008 and December 31, 2007 (audited), related unaudited statements of operations, stockholders' equity (deficit) and cash flows for the three months ended March 31, 2008 and 2007 and the period from November 30, 2006 (date of inception) to March 31, 2008, have been prepared by management in conformity with United States generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the period ended March 31, 2008, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2008 or any other subsequent period.

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

NINE MILE SOFTWARE, INC.

Date: June 3, 2008	By: /S/	DAMON DERU___________
Damon Deru

C.E.O. and Director

Date: June 3, 2008	By: /S/	MICHAEL CHRISTENSEN____
Michael Christensen

Secretary and Director

(Principal Accounting Officer)