Form 10-Q
period 2008-09-30
NINE MILE SOFTWARE, INC.
filed 2008-11-10
CIK 1398004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                             Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of November 5, 2008

Common Stock, $0.001 par value	2,596,288

TABLE OF CONTENTS

Heading	Page

PART I	—	FINANCIAL INFORMATION

Item 1.	Financial Statements	3

Item 2.	Management's Discussion and Analysis of Financial Condition and Results
of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	10

Item 4(T).	Controls and Procedures	11

PART II	—	OTHER INFORMATION

Item 1.	Legal Proceedings	11

Item 1A.	Risk Factors	11

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 3.	Defaults Upon Senior Securities	11

Item 4.	Submission of Matters to a Vote of Securities Holders	12

Item 5.	Other Information	12

Item 6.	Exhibits	12

Signatures	13

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying unaudited balance sheet of Nine Mile Software, Inc. at September 30, 2008 and related unaudited statements of operations, stockholders' equity (deficit) and cash flows for the three and nine months ended September 30, 2008 and 2007 and the period from November 30, 2006 (date of inception) to September 30, 2008, have been prepared by management in conformity with United States generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2007 audited financial statements. Operating results for the period ended September 30, 2008, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2008 or any other subsequent period.

NINE MILE SOFTWARE, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

September 30, 2008

NINE MILE SOFTWARE, INC.
(A Development Stage Company)
Balance Sheets

ASSETS

	September 30,	December 31,
	2008	2007
	(unaudited)

CURRENT ASSETS

Cash	$444,345	$49,158

Total Current Assets	444,345	49,158

OTHER ASSETS

Copyrights	1,190	1,190

Total Other Assets	1,190	1,190

TOTAL ASSETS	$445,535	$50,348

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$281	$2,000

Total Current Liabilities	281	2,000

STOCKHOLDERS' EQUITY

Common stock; 50,000,000 shares authorized, at
$0.001 par value, 2,596,288 and 1,822,000
shares issued and outstanding, respectively	2,596	1,882
Additional paid-in capital	573,105	73,828
Deficit accumulated during the development stage	(130,447)	(27,362)

Total Stockholders' Equity	445,254	48,348

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$445,535	$50,348

The accompanying notes are an integral part of these financial statements.
4

NINE MILE SOFTWARE, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

					From Inception
					on November 30,
	For the Three Months Ended		For the Nine Months Ended		2006 Through
	September 30,		September 30,		September 30,
	2008	2007	2008	2007	2008

REVENUES	$-	$-	$-	$-	$-

EXPENSES

General and administrative	27,161	4,489	109,532	19,250	136,894

Total Expenses	27,161	4,489	109,532	19,250	136,894

LOSS FROM OPERATIONS	(27,161)	(4,489)	(109,532)	(19,250)	(136,894)

OTHER INCOME (EXPENSE)

Interest income	3,217	-	6,447	-	6,447

NET LOSS BEFORE INCOME TAXES	(23,944)	(4,489)	(103,085)	(19,250)	(130,447)

INCOME TAX EXPENSE	-	-	-	-	-

NET LOSS	$(23,944)	$(4,489)	$(103,085)	$(19,250)	$(130,447)

BASIC LOSS PER SHARE	$(0.01)	$(0.00)	$(0.05)	$(0.01)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	2,146,266	1,852,000	2,146,266	1,842,000

The accompanying notes are an integral part of these financial statements
5

NINE MILE SOFTWARE, INC.
(A Development Stage Company)
Statements of Stockholders' Equity
(Unaudited)

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity

Balance, November 30, 2006	-	$-	$-	$-	$-

Shares issued for cash
at $0.025 per share	360,000	360	8,640	-	9,000

Shares issued for cash
at $0.025 per share	1,462,000	1,462	35,088	-	36,550

Net loss from inception
through December 31, 2006	-	-	-	(1,002)	(1,002)

Balance, December 31, 2006	1,822,000	1,822	43,728	(1,002)	44,548

Shares issued for cash
at $0.50 per share	60,000	60	29,940	-	30,000

Value of common stock
options issued	-	-	160	-	160

Net loss for the year
ended December 31, 2007	-	-	-	(26,360)	(26,360)

Balance, December 31, 2007	1,882,000	1,882	73,828	(27,362)	48,348

Shares issued for cash
at $0.70 per share	714,288	714	499,277	-	499,991

Net loss for the nine months
ended September 30, 2008	-	-	-	(103,085)	(103,085)

Balance, September 30, 2008	2,596,288	$2,596	$573,105	$(130,447)	$445,254

The accompanying notes are an integral part of these financial statements.
6

NINE MILE SOFTWARE, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)
			From Inception
			on November 30,
	For the Nine Months Ended		2006 Through
	September 30,		September 30,
	2008	2007	2008

OPERATING ACTIVITIES

Net loss	$(103,085)	$(19,250)	$(130,447)

Discountinued operations			-

Adjustments to reconcile net loss to net cash
used by operating activities:
Changes in operating assets and liabilities:
Change in accounts payable	(1,719)	2,000	281

Net Cash Used in
Operating Activities	(104,804)	(17,250)	(130,166)

INVESTING ACTIVITIES

Copyright costs incurred	-	(1,190)	(1,190)

Net Cash Used by
Investing Activities	-	(1,190)	(1,190)

FINANCING ACTIVITIES

Proceeds from common stock issued	499,991	30,000	575,701

Net Cash Provided by
Financing Activities	499,991	30,000	575,701

NET DECREASE IN CASH	395,187	11,560	444,345

CASH AT BEGINNING OF PERIOD	49,158	44,548	-

CASH AT END OF PERIOD	$444,345	$56,108	$444,345

SUPPLIMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

7

NINE MILE SOFTWARE, INC.

(A Development Stage Company)

Notes to the Financial Statements

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2008 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2007 audited financial statements. The results of operations for the period ended September 30, 2008 and 2007 are not necessarily indicative of the operating results for the full years.

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

Plan of Operation

Since our inception in November 2006, we have engaged in the development of our TradeWarrior software in anticipation of introducing it to the investment advisory market. Our plan of operation for the next 6-9 months is to complete development and begin marketing the TradeWarrior. We have engaged Ryan Sullivan as an independent contractor to rewrite the program in a more robust programming language and work directly with our Chief Executive Officer, Damon Deru, to map out and optimize the logic flows of the program. Management anticipates this will take between six and nine months to complete. We have also engaged M. Glade Francis as an independent contractor to help us develop our internal business operations.

During our development period, a beta group of 15 to 30 RIA users that we have previously identified will be using the program and providing real industry feedback. This is essential to gain perspective and insight into the industry needs in a real time feedback loop in order to adjust the program to real life needs of end users. We have launched our new website at www.ninemilesoftware dot com to help us accomplish this goal of creating an active advisory and testing forum.

After a successful beta iteration period, we anticipate launching the first version of the TradeWarrior product commercially in the second quarter 2009. We believe that the proceeds realized from our initial public offering will provide necessary funds for approximately 18 months.

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

Results of Operations and Liquidity and Capital Resources

We have not realized any revenues since inception on November 30, 2006. For the three month period ended September 30, 2008, we realized a net loss of $23,944, compared to a net loss of $4,489 for the three month period ended September 30, 2007. The increased net loss for the 2008 period is attributed to the 505% increase in general and administrative expenses related to the development and commercialization of TradeWarrior. For the nine month period ended September 30, 2008, our net loss was $103,085, compared to a net loss of $19,250 for the corresponding 2007 period. This increase net loss is also attributed to the 469% increase in general and administrative expenses related to TradeWarrior development and to the costs of our public offering during the first half of 2008.

At September 30, 2008, we had total assets of $445,535, primarily in cash, and stockholders’ equity of $445,254, compared to total assets of $50,348 and stockholders' equity of $48,348 at December 31, 2007. The increase in total assets and stockholders' equity at September 30, 2008 is attributed to cash proceeds realized from our initial public offering during the first half of 2008.

At September 30, 2008, our working capital was $444,064 compared to $47,158 at December 31, 2007. We anticipate meeting our working capital needs during the remainder of 2008 with proceeds from our initial public offering. We have no other agreements or arrangements for additional funding and there can be no assurance any such funding will be available to us, or if available, such funding will be on acceptable or favorable terms to us. We have realized total proceeds of $499,991 from our initial public offering.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, have concluded that, as of September 30, 2008, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting. Management has evaluated whether any change in our internal control over financial reporting occurred during the second quarter of fiscal 2008. Based on its evaluation, management, including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the third quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

NINE MILE SOFTWARE, INC.

Date: November 10, 2008	By: /S/__	DAMON DERU

Damon Deru
C.E.O. and Director

Date: November 10, 2008	By: /S/	MICHAEL CHRISTENSEN

Michael Christensen
Secretary and Director
(Principal Accounting Officer)