Form 10-K
period 2008-12-31
NINE MILE SOFTWARE, INC.
filed 2009-03-30
CIK 1398004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[ X ]	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2008

[	]	Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission File Number:	333-143039

NINE MILE SOFTWARE, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-8006878
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

579 West Heritage Park Blvd. #220C, Layton, Utah 84041
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(888) 660-6568 Ext. 201

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes [ ] No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act  Yes [ ] No [ X ]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes [ X ] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.        [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	[	]	Accelerated filer	[	]
Non-accelerated filer	[	]	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes [ ] No [ X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing sales price, or the average bid and asked price on such stock, as of June 30, 2008, the last business day of the registrant’s most recently completed second quarter, was $732,401. Shares of the registrant’s common stock held by each executive officer and director and by each entity or person that, to the registrant’s knowledge, owned 10% or more of registrant’s outstanding common stock as of June 30, 2008 have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock outstanding as of March_27, 2009 was 2,596,288.

DOCUMENTS INCORPORATED BY REFERENCE

A description of "Documents Incorporated by Reference" is contained in Part IV, Item 15.

Nine Mile Software, Inc.

TABLE OF CONTENTS

Page
PART I

Item 1.	Business	3

Item 1A.	Risk Factors	10

Item 1B.	Unresolved Staff Comments	13

Item 2.	Properties	14

Item 3.	Legal Proceedings	14

Item 4.	Submission of Matter to a Vote of Security Holders	14

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer
Purchases of Equity Securities	14

Item 6.	Selected Financial Data	15

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 8.	Financial Statements and Supplementary Data	19

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	19

Item 9A(T).	Controls and Procedures	20

Item 9B	Other Information	20

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	20

Item 11.	Executive Compensation	22

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related
Stockholder Matters	22

Item 13.	Certain Relationships and Related Transactions and Director Independence	24

Item 14.	Principal Accounting Fees and Services	24

PART IV

Item 15.	Exhibits, Financial Statement Schedules.	25

Signatures	40

                                                                                              PART I

Item 1.	Business.

History

Nine Mile Software, Inc. was incorporated on November 30, 2006 in the State of Nevada to engage in the business of developing and eventually marketing specialized software to be used in the financial and brokerage industry. In November 2007, the company commenced an initial public offering of a minimum of 214,290 and a maximum of 714,290 shares of our common stock on a self-underwritten, best efforts basis. When the offering closed, there were a total of 714,288 shares sold at the offering price of $0.70 per share, realizing gross proceeds of $499,991.

Our principal executive offices are located at 579 W. Heritage Park Blvd., Suite #220C, Layton, Utah 84041 and our telephone and fax number is (888) 660-6568.

The company is developing and intends to produce and distribute to the financial services industry, the TradeWarrior portfolio rebalancing and trade generation program. The project launch is anticipated to occur in the third quarter of 2009. TradeWarrior will be primarily marketed to independent Registered Investment Advisors (“RIAs”).

Two of the founding directors, Damon Deru and Andrew Limpert, previously worked for Belsen Getty, LLC, a registered investment advisory firm. In 2003, Belsen Getty was looking for a portfolio rebalancing solution to help with their trading needs. It typically would take the firm months to rebalance their nearly 1,000 accounts using Excel spreadsheets and manually entering trades. Belsen Getty began to look for a more efficient method; however the available software products on the market were too expensive or didn’t have the necessary flexibility to accomplish the firm’s goals.

Mr. Deru, together with his father-in-law, Tom Evans, a database programmer, began working on a rebalancing program. After three years of research and experimentation, they were able to develop an acceptable program. Belsen Getty initially intended to only use the program internally, but as Mr. Deru discussed trading solutions with other advisors it became apparent to him that a need existed for an affordable and robust trading and rebalancing tool.

In November 2006, Mr. Deru, together with our two other initial directors, Andrew Limpert and Michael Christensen, organized Nine Mile Software, Inc. to raise necessary funds to complete development and market the trade balancing software that is TradeWarrior.

Current Business

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

Below is a very simple illustration of what is necessary to rebalance a client’s portfolio to the desired model portfolio:

Client’s Portfolio	Model Portfolio	Trades Required
25% A Fund	30% A Fund	Buy 5% A Fund
50% B Fund	40% B Fund	Sell 10% B Fund
25% C Fund	30% C Fund	Buy 5% C Fund

The TradeWarrior software helps facilitate this rebalancing process by downloading all of an advisor’s account positions into the program. The program then compares what is currently held in the account against the model portfolio and generates the necessary trade file to be uploaded back to the custodian where the trades will be executed. It’s estimated that manually rebalancing a client’s portfolio takes 15 to 20 minutes per client. TradeWarrior cuts this time down to two or three minutes per client on average. The program also reduces human error because it runs all the calculations and generates an electronic trade file, thereby reducing human error from manually entering trades to the custodian.

Program Features & Benefits

Although the above example gives the appearance of a simple process, in reality there are many variables and complexities. To address these issues, TradeWarrior offers certain features that advisors need in such a program. Below are a few of the key features of TradeWarrior.

Household Rebalancing

The TradeWarrior program trades accounts on a household or portfolio level. Typically an advisors client will have multiple accounts with an advisor. TradeWarrior will apply the model portfolio across all of a client’s accounts versus applying the model portfolio to each individual account. Thus, generally a client will only have a certain fund in one account versus the same fund in all accounts. This can generate tax efficiency and possibly lower trading costs. The program also facilitates tax sensitive trading. For instance, most advisors like to place income generating funds, or funds with high capital gains in tax-deferred accounts such as IRAs. This could reduce a client’s tax bill and helps the advisor add value to the client. Some competitive programs on the market trade only on an account level. This means that an advisor using an account based program holds the same funds in all accounts, when some funds are better suited for a taxable or tax-deferred account. The TradeWarrior program meets the needs of advisors by trading on a household level.

Taxable vs. Tax-deferred Accounts

TradeWarrior’s ability to facilitate household level trading allows advisors to place some funds in taxable accounts and some funds in tax-deferred accounts, which is believed to be good financial planning. TradeWarrior facilitates this need by allowing the advisor to “rank” the funds being used in their model portfolio by order of their perceived tax efficiency. This flexibility allows the advisor to use the most advantageous ranking system. This also allows the advisor to place their highest ranked funds in a client’s tax-deferred accounts and their lowest ranked funds in the taxable accounts. This feature is completely customizable by the advisor.

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

“Do Not Trade” Securities

Some firms and clients have certain securities that they do not want to sell, yet do not fit into an advisors model portfolio. TradeWarrior solves this problem by creating “do not trade” restrictions. The restriction can be set on a firm-wide level that will restrict selling that security for all of an advisor’s accounts. The restriction can also be set on the client or account level that will restrict selling that security for that particular client. When rebalancing accounts, TradeWarrior will automatically exclude these do not trade securities and allocate the remaining funds in a client’s account. This allows for seamless trading without the need for the advisor to continually make manual adjustments. It also could help reduce trading errors from an advisor accidentally selling a security that was not supposed to be sold.

Cash Management

Managing a client’s cash generally consumes much of the day-to-day trading activity of an investment advisory firm. There are many different cash scenarios that need to be accounted for. For instance, advisors typically have clients who make regular cash withdrawals from their accounts. TradeWarrior helps monitor this process to assure that cash will be available for withdraw, and assist the advisor in placing trades if necessary. Another common day-to-day task is investing new cash that is deposited, or withdrawing cash for one-time disbursements. TradeWarrior helps facilitate the monitoring of cash activities along with assisting the advisor in placing any necessary trades to keep the client in line with their target model.

Estimated Tax Consequences of Trades

This feature analyzes the proposed trades against a clients cost basis on their positions. This feature allows the advisor to analyze all the proposed trades and recommend trades that will lower the client’s tax bill as much as possible. For instance, a client may need to sell a portion of a security and he holds that security in two taxable accounts. In one account the position has a short-term capital gain and in the other account the position has a long-term capital gain on it. TradeWarrior’s logic would automatically recommend selling the position with the long-term capital gain, thus lowering the client’s tax bill. This is one example of how TradeWarrior can equate into real world savings and tax efficiency for an investment advisor’s clients.

Business Strategy

TradeWarrior Versioning

As part of the overall business strategy, we are releasing three different versions of TradeWarrior at different price points. The three versions respectively are, TradeWarrior Express, TradeWarrior Small Business, and TradeWarrior Ultimate. TradeWarrior is the only rebalancing program in the industry to offer different versions of its software.

TradeWarrior Express will be a free “lite” version of the program distributed with every copy of FinFolio (see FinFolio Partnership details below). It will be a fully functional household rebalancing program, but will lack some key features and settings of the paid-for versions. This will allow investment advisors to “test drive” TradeWarrior before purchasing the upgraded versions. This version is currently in its second Alpha release stage. We anticipate releasing the Beta version in the 2nd quarter 2009, with a full release in the beginning of the 3rd quarter 2009.

TradeWarrior Small Business is designed to be the mid-level version of TradeWarrior. It will be designed with smaller advisory shops as the target market. The goal with Small Business version is to offer small to mid-size shops an affordable rebalancing system. This version will include many of the features and settings that investment advisors desire to customize their trading and rebalancing preferences that are not included in our Express version. This version will enter initial Alpha stage development at the beginning of the 2nd quarter 2009, with an anticipated full release in the 3rd quarter 2009.

TradeWarrior Ultimate will be our full-featured version that is designed for larger advisory shops and industry outsourcing firms. This will be our Enterprise level application designed for firms that need to rebalance large numbers of accounts all at once. This version will include some of our more advanced trading functionality such as estimating tax consequences of trades and options, margin, and short trading capabilities. This version is anticipated to be released in the 4th quarter 2009.

Standalone version of TradeWarrior. In addition to the versions of TradeWarrior sold as a plug-in within FinFolio, TradeWarrior will also be developed and sold as a “standalone” version, meaning they will be available to users who are not using the FinFolio Portfolio Management System. It’s anticipated this version will be sold either as a desktop installation or a web-hosted version. TradeWarrior will be the first rebalancing program in the industry to be sold as either a desktop install or a web-hosted option. This version will open the market for TradeWarrior to not only FinFolio users, but also the majority of investment advisory firms in the country using any major Portfolio Management Systems.

FinFolio Partnership

On December 31, 2008, Nine Mile Software signed a Partnership Agreement with FinFolio. The partnership between the two companies represents a major collaboration of software technologies. Nine Mile Software's TradeWarrior program will be integrated onto the FinFolio platform. It will be the first independent rebalancing program in the industry to be completely integrated with a Portfolio Management System. Due to the integration with FinFolio, TradeWarrior development was pushed further back than the initial development schedule announced last year. Nine Mile Software management believed the Partnership offered a stronger software suite and enhanced marketing opportunities, and was worth the delay in initial development plans. Due to the Partnership with FinFolio, Nine Mile Software has abandoned initial plans to develop their own Portfolio Management System. This development is no longer necessary since TradeWarrior will be a coupled within a powerful and open Portfolio Management System.

From the user's perspective, this integration increases efficiency and accuracy, as it eliminates duplicate data entry into two separate databases. A free copy of TradeWarrior Express will ship with each copy of FinFolio that is sold. FinFolio users will then have the option to upgrade to the paid-for versions of TradeWarrior, TradeWarrior Small Business and TradeWarrior Ultimate. FinFolio (www.finfolio.com) is currently developing an open architecture portfolio accounting program designed for investment advisory and brokerage firms. FinFolio's founder, Matt Abar, has been creating software for advisors, brokers and planners for 15 years and has been successful in several technology ventures. Mr. Abar was the creator and CEO of Techfi, which established several milestones in the wealth management industry. Techfi developed the first commercially available client/server portfolio management software (Portfolio 2000), and the industry's first web-based portfolio management service bureau (AdvisorMart.com). First Trust/FISERV and Morningstar were Techfi shareholders when the company was sold in 2002 to Advent Software for $23M.

CRM Capability

Most investment advisory firms have a client relationship management (CRM) database. This database is used to store general client information such as names, mailing and e-mail addresses and account numbers. It is also used to keep track of client contacts, such as letters sent, e-mails, and phone calls, client financial planning information, and prospects and business contacts.

The company does not plan to use proceeds from the initial public offering to develop a CRM product, but it is expected to develop and market the CRM product when sufficient cash flows from TradeWarrior sales are realized. Adding CRM capability to TradeWarrior is a potential area of expansion for the business due to some of the following reasons:

●      Advisors generally look to reduce the number of databases. Under current conditions, adding TradeWarrior to their business will increase the number of databases they need to maintain. Elimination of this hurdle will be a top development priority as a plan to offer a CRM program as an additional plug-in on the FinFolio platform.

●     It will help insulate the company from competition. TradeWarrior’s current function is rebalancing and trade generation. Development of more robust product features will distinguish TradeWarrior from competitors. Adding CRM capability to the suite of Nine Mile Software products will further enhance the product offering to the investment advisory market.

●    Many advisors may be reluctant to switch CRM database systems because of the large time commitment required to do such. However, the benefit of combining database functionality should help overcome this hurdle.

Currently the CRM market has almost full market penetration with a few companies. These companies include, but are not limited to, Junxure-I, Protracker, ACT! for Advisors, Upswing, Redtail and Outlook. When developing the CRM portion TradeWarrior, research on features will come from both internal experience and recommendations from external advisory firms. Many CRM programs are becoming increasingly complex to operate, taking weeks of training to use the system. The philosophy of Nine Mile’s product suite is to keep the software as simple and intuitive as possible.

Billing Capability

Currently there are many options for billing clients in the investment advisory market. Most major CRM & Portfolio Reporting programs come bundled with billing software incorporated into it. We envision bundling the billing program with the CRM program if and when it is released. The billing program is already under development internally. Though there are many billing options available to advisors, we plan to add features such as commission payouts, customizable advisor payouts, and non-sufficient funds tracking on client accounts. To our knowledge these features do not exist in the marketplace.

Marketing

To date the company has undertaken only limited marketing activities, but intends to increase marketing TradeWarrior as soon as development is finalized.

The target market will be the investment advisory market that includes RIAs, brokers and other financial consultants and outsourcing firms. The intent is to generate leads from known advisory lists and registrars, ads in trade publications, trade shows and website presence at www.ninemilesoftware[dot]com and

www.mytradewarrior.[dot]com. The initial marketing strategy is designed around scheduling a demonstration of the software to the principal decision makers in a firm. The emphasis of the marketing will focus on the value, timesavings and functionality of TradeWarrior. A key marketing point will stress the flexibility of the program and the hands-on service approach. Initial marketing efforts will concentrate on the advisory market in the U.S. because it is the largest advisory market in the world and because of the familiarity of the marketplace. After establishing a position in the U.S. market and as necessary funds are available, the company may explore the possibility of expanding into Canada, Europe, and elsewhere.

There is currently an effort underway to develop the initial group of beta testers for TradeWarrior. The company has had contact with investment advisory firms that are interested in participating in testing and development of TradeWarrior. It’s expected to use this group to gather commercial feedback through the final development stages. It’s also expected that this initial group will be key customers that will provide ongoing technical and marketing feedback for ongoing refinement of the product and business strategy.

Direct Mail/Email & Phone Campaign

A primary initial marketing campaign will begin with a direct mail and phone campaign, which is one of the most targeted and cost effective approaches. A cover letter and a professionally prepared marketing brochure will be mailed or emailed to the key decision makers in a firm and then follow up phone calls whenever possible. The goal of this process is to invite qualified buyers to sit through a demonstration of the software with a company representative that can give a customized overview of the program and can answer any questions or concerns the prospect may have on a very individualized basis.

Ads in Trade Publications

Another marketing possibility is to run ads in industry specific trade publications such as Investment News, Financial Planner, Benefits Selling, Investment Advisor and Wealth Manager to name a few. Initially, the marketing campaign will conduct a short initial test campaign of one to three months to test the response we receive from each publication. Initially the campaign will run smaller and less expensive ads, but will experiment with different sizes, colors, language and layouts during these initial test runs to measure effectiveness.

Trade Shows

A key marketing plan will be attending and sponsoring the various trade shows that are usually hosted by national brokerage firms, trade publications and professional associations. These shows offer an effective way to meet face-to-face with investment advisors and demonstrate TradeWarrior on the spot. The typical cost to participate in these shows ranges from $5,000 to $20,000 per show. Initially trade shows will be attended sparingly due to the high marketing cost, and evaluations will be made after every show to measure their effectiveness.

Nine Mile Software sponsored and attended their first trade show in the 1st quarter of 2009. The conference they attended was the 2009 Virtual Office News (VON) conference. The founders of VON are Joel Bruckenstein and David Drucker, who are well respected journalists covering technology and software for investment advisors. They have written articles for publications such as, The Wall Street Journal, New York Times, Business Week, The Washington Post, Financial Planning, Morningstar Advisor, and Wealth Manager, to name a few. In addition to this, they publish their own newsletter, Virtual Office News, upon which this yearly conference is based. With the sponsorship, Nine Mile Software was able to set up a trade show booth to demonstrate their flagship rebalancing program, TradeWarrior. This gave them the opportunity to talk with and demonstrate the abilities of TradeWarrior to investment advisors, brokers, and other software vendors.

Internal Sales Force

The initial plan is to not outsource sales, but rather develop an internal sales force. An internal sales force is advantageous due to the familiarity with the software, knowledge of financial terms and the needs of investment advisors. The sales team will be formed shortly before the final release of TradeWarrior to the market. Initially, sales personnel may be required to help with service issues if needed.

Industry Affiliations with other Software Vendors

During 2008, a major Joint Venture Agreement was signed with FinFolio. Management will continue pursuing possible affiliations and/or joint ventures with other software vendors in the industry. This strategy offers upside potential to both firms as we could cross-sell each other’s software, which could possibly make both software packages more competitive. It’s believed this is a cost effective way to market and gain market recognition and retention.

Distribution and Payment

The program will be hosted or available for download on our website and physical discs will not be produced. This will keep costs down because there will be no cost for disc production and delivery. Every client who uses the program will have Internet access since the program is a tool to generate trade files for online trading. When a client purchases the program, they will be given a code to download the program from the website. If they ever needed additional copies, they could easily go to the website and download the program again. Online purchases will also be facilitated on the website using a credit card or bank EFT service. Nine Mile Software will outsource the payment processing to an unaffiliated 3rd party so they will not house any client financial information that could become a liability. Paper checks will also be accepted for firms wishing to use this option.

Pricing

It’s anticipated that the price of TradeWarrior software will be one of its main selling points. While final pricing hasn’t been set, it’s planned to use a simple Assets Under Management (AUM) pricing model. This is a set flat percentage that would be charged depending on the size of the investment firm determined by its AUM. This keeps the pricing model simple and fair to end clients. It also allows fees to stay level with the size of the client, meaning if their business grows or contracts, so do the fees. A first year one time training and implementation fee will also be charged depending on the amount of data to be converted and number of people to be trained. It’s anticipated that the price will compete favorably with our competitors.

It’s expected that the payback time for customers using TradeWarrior will be relatively short. We project that it currently takes an advisor 18 minutes to rebalance a client using existing means, and that TradeWarrior will take approximately three minutes per client. That equals a time savings of 15 minutes per client. Assuming the average advisor’s time is worth $100 per hour, an advisor would achieve payback after rebalancing only 100 clients. If the advisor has more clients, rebalances more than once a year or makes more than $100/hour then additional savings would be achieved. We also feel that reduced trading errors, and the ability to trade quickly versus taking weeks or months to complete the trading cycle will equate to additional savings for users. There could also be quantifiable tax savings for advisors clients by using a rebalancing system.

Competition

Rebalancing software is a relatively new industry and, accordingly, there is limited competition. To demonstrate the infancy of this market segment, from market research it’s estimated that 90% - 95% of investment advisors do not use rebalancing software yet. We believe that TradeWarrior will be competitive with other software on the market because of comparable functionality at a lower price. In addition, TradeWarrior is the first independent rebalancing program to be integrated within a Portfolio Management System (FinFolio). However, until we complete development and begin marketing, it is difficult to identify specific competitive issues that we will face. Some of the primary competitors to TradeWarrior are iRebal, Tamarac Advisor, eAllocator, RedBlack, and Total Rebalance Expert as well as free custodian software that may be offered to customers by a few financial institutions.

Intellectual Property

Nine Mile Software has retained the law firm Kunzler & Associates in Salt Lake City, Utah to help protect its intellectual property. Copyright protection has been obtained on TradeWarrior and updates will continue on the copyright protection as changes and enhancements are made to the program. Trademark applications are currently in process for both the Nine Mile Software, Inc. name and associated logo in addition to the TradeWarrior name and associated logo.

Kunzler & Associates has conducted a patent search to help determine the patentability of TradeWarrior. The possibility of seeking patent protection is being assessed. There’s a budget for the possibility of seeking patent protection if the Board of Directors determines it is feasible and worth the time, effort and cost, however there is no guarantee that a patent can be obtained. Additional protections for intellectual property will be pursued when new software is developed and related products are enhanced whenever feasible.

Employees & Contractors

Currently there are two full-time employees associated with Nine Mile Software, Inc: Damon Deru (CEO) and Ryan Sullivan (CTO). Our Board of Directors currently stands as follows: Damon Deru (CEO), Andrew Limpert (Chairman of the Board), and Michael Christensen (Secretary). Resumes can be found Item 10 of this report. In addition to full time employees, the company uses contract employees to further the progress of development. Currently there are contracts in place with the following individuals/firms:

Glade Francis

The Company has contracted with Glade Francis to do consulting work and help with technical implementations such as website design and CRM billing program selection. Mr. Francis' recent work experience includes writing and negotiating multimillion dollar IT support contracts for the benefit of both commercial and public offices. His contracting experience provides him with an in-depth understanding of a wide range of industries and the ability to negotiate effectively. He has gained technical experience and expertise through hands on development of workplace solutions and personal freelance work. His technical background includes operations software experience and office software experience. Mr. Francis holds a Bachelor's degree in accounting, and a Masters degree in information technology management.

Scott Heffield/HeffTech, LLC

The company has contracted with Scott Heffield and his firm Hefftech, LLC as a contract developer in developing TradeWarrior. Mr. Heffield has over 20 years of hands on technology experience, including software development, technical support, system administration, project management, and executive management. He has 5 years experience in executive management positions, including serving as the founding Chief Technologist for the company that eventually became Overstock.com. He has over 15 years of development experience utilizing Microsoft tools and technologies, including over 2 years of hands on experience with Microsoft's new Windows Presentation Foundation (WPF) technologies. He also has over 5 years of hands on experience with Agile Development methodologies, and has participated as a team member on several multi-million dollar software projects utilizing Agile methodologies.

Employee Stock Option Plans

In March 2007, our board of directors approved the creation of an employee stock option plan and authorized 650,000 shares of our common stock to be reserved for issuance under the plan. The board of directors has finalized and overseen the formal plan and established the terms and conditions of the awards to be made under the plan. We have made awards under the current plan as set forth in Item 10 of this report.

In July 2008, our board of directors approved the creation of a second employee stock option plan and authorized 400,000 shares of our common stock to be reserved for issuance under the plan. The board of directors has finalized and overseen the formal plan and established the terms and conditions of the awards to be made under the plan. We have made awards under the current plan as set forth in Item 10 of this report.

Facilities

During 2008, the company moved to new facilities located at: 579 W. Heritage Park Blvd. #220C, Layton, UT 84041. A favorable lease agreement was obtained that includes furnishings, utilities, and phone & internet service. In addition, the location currently has many available offices if and when we need to expand which allows us to stay in our current location for the foreseeable future without having to move to another location. We intend to expand our facilities at such time as our business warrants.

Industry Segments

No information is presented as to industry segments. We are presently engaged in the principal business of developing with the intent to produce and distribute to the financial services industry, the TradeWarrior portfolio rebalancing and trade generation program. Reference is made to the statements of operations contained in the financial statements included herewith for a statement of our revenues and operating loss for the past three fiscal years.

Item 1A.	Risk Factors.

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

Our independent registered public accountants have reviewed our financial data and information and rendered a statement that they have substantial doubt about our ability to continue as a going concern for the following reasons:

●	we have limited financial resources and have incurred a net loss since inception through December 31, 2008;

●	we have limited working capital and stockholders` equity; and

●	our ability to establish an ongoing source of revenues sufficient to cover operating costs and operate successfully is uncertain.

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

We have a limited operating history and have not realized any revenues or operating profits since our inception in November 2006. We face all the risks and problems associated with businesses in their early stages in a competitive environment. Prospective investors have only limited information on which to make an evaluation of our prospects. Our principal product, the TradeWarrior portfolio rebalancing program, has not been fully developed and has had only minimal commercial marketing. If we are unable to successfully market the TradeWarrior within a reasonable time, we may not be able to generate sufficient cash flows to meet operating expenses. Our prospects should be considered in light of the risks, expenses and difficulties frequently encountered in the establishment of any new business in a competitive environment.

As a public company our cost of doing business will increase because of necessary expenses, including compliance with SEC reporting requirements.

Because we are a public company, we will incur significant legal, accounting and other expenses to comply with certain SEC requirements and, in particular, the Sarbanes-Oxley Act of 2002. Sarbanes-Oxley and other rules implemented by the SEC, requires management to assess its internal controls over financial reporting and requires auditors to attest to that assessment. Current regulations require us to include this assessment and attestation in our annual report on Form 10-K commencing with the annual report for our fiscal year ending December 31, 2009.

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

We estimate that remaining a public company will cost us in excess of $25,000 annually. This is in addition to all of the other cost of doing business. It is important that we maintain adequate cash flow not only to operate our business, but also to pay the cost of remaining public. If we fail to pay public company costs as such costs are incurred, we will become delinquent in our reporting obligations and our shares may no longer remain qualified for quotation on a public market. Further, investors may lose confidence in the reliability of our financial statements causing our stock price to decline.

We may need additional capital to fulfill our business strategies, which may not be available at attractive terms, or at all.

We expect that with the proceeds realized from our initial public offering, we can complete development of and commence marketing the TradeWarrior program during the next twelve months. However we may need to secure additional funds in order to expand marketing efforts, continue with research and development, add additional research and marketing staff and acquire additional equipment. If cash flows from operations are insufficient to fund expected capital needs, or our needs are greater than anticipated, we will need to raise additional funds possibly through private or public sales of equity securities or the incurrence of debt. Additional funding may not be available on favorable terms, or at all. If we borrow funds, we would likely be obligated to make periodic interest or other debt service payments and be subject to additional restrictive covenants. If we raise additional funds through public or private sales of equity securities, sales may be at prices below the market price of our stock and our stockholders would suffer significant dilution. Failure to secure additional capital, if needed, could force us to curtail our growth strategy, reduce or delay capital expenditures and downsize operations, which would have a material negative effect on our financial condition.

If we cannot complete development of and commence marketing TradeWarrior, we may not be able to realize sufficient revenues to continue operations.

We will use the proceeds from our initial public offering to complete development of and commence marketing TradeWarrior. Because there’s only been limited marketing of TradeWarrior, actual results, if any, from our marketing efforts and planned operations are difficult to predict and could vary significantly due to factors we cannot presently control or predict. These factors could affect the size and viability of the potential market for TradeWarrior, marketing and sales costs, and the actual demand for the product. Our inability to successfully market TradeWarrior would likely cause our business to fail and cause investors in our common stock to lose their entire investment.

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

After TradeWarrior is fully developed and we begin marketing the software to financial service firms and investment advisors, we will encounter competition from other similar programs presently on the market. We believe our primary competitors are iRebal, Tamarac Advisor, RedBlack, Total Rebalance Expert and eAllocator. These competing software programs and others on the market may offer similar or superior features to TradeWarrior at a competitive price. Competitors may also be able to develop new or enhanced software that may be more efficient and less expensive than TradeWarrior. Further, competitors may develop proprietary positions that prevent us from successfully commercializing new software that we may develop. As a result, our software may not be able to compete successfully and new developments by others may render our software obsolete or uneconomical. If we fail to address competitive developments quickly and effectively, we will not be able to grow our business or remain a viable entity.

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

Our future success depends in part on our ability to protect and preserve proprietary rights related to our software. We currently are in the process of seeking appropriate proprietary protection for our developing software and resulting products and trademarks. We have obtained copyright protection on “TradeWarrior” and plan to continue to secure copyright protection as we make enhancements and changes to the program. We also have retained legal representation to conduct a patent search to help determine the patentability of TradeWarrior. Our use of proceeds from our initial public offering anticipates seeking patent protection if we determine it is feasible and worth the time, effort and cost. However, there is no guarantee that we can actually obtain a patent. We will continue to pursue additional protections for our intellectual property as we develop new software and related products and enhance existing products. Our inability to obtain appropriate protections for our intellectual property may allow competitors to enter our markets and produce or sell the same or similar software and programs. Further, if we do obtain these protections, we may not be able to prevent third parties from using our software or other intellectual property rights and technology without our authorization. Enforcing intellectual property rights could be costly and time-consuming and could distract management’s attention from operating business matters.

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

Risks Relating to Ownership of Our Common Stock

There is a limited public trading market for our common stock and there is no assurance that a market will be maintained.

There is currently a limited public trading market for our securities. Following completion of our initial public offering, we requested an authorized market maker, Alpine Securities, to sponsor an application to have our common stock quoted on the OTC Bulletin Board. Approvals were obtained, and our stock now trades on the OTC Bulletin Board under the ticker symbol “NMLE.” We cannot give you any assurance that an active trading market will develop or be sustained. If an active trading market for our common stock does not develop, it would be difficult, if not impossible, for stockholders to liquidate their shares. Also, any future trading price for our shares may be highly volatile and subject to significant fluctuations in response to variations in our quarterly operating results and other factors. These price fluctuations may adversely affect the liquidity of our shares, as well as the price that holders may realize for their shares upon any future sale.

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

Future sales or the potential for sale of a substantial number of shares of our common stock could cause our market value to decline.

After our initial public offering we have 2,596,288 shares of our common stock outstanding. Shares sold in the offering will be freely tradable without restriction or further registration under the federal securities laws, unless purchased by our affiliates.

Sales of a substantial number of restricted shares in the public markets, or the perception that these sales may occur, could cause the market price of our common stock to decline and materially impair our ability to raise capital through the sale of additional equity securities.

Trading in our shares will be subject to certain "penny stock” regulation.

Trading in our shares is subject to certain provisions commonly referred to as the “penny stock rule.” A penny stock is generally defined to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Accordingly, trading in our stock is subject to additional sales practice requirements on broker-dealers that may require a broker dealer to:

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

Prior to our initial public offering, our directors and two principal stockholders owned in the aggregate approximately 85% of our outstanding common stock. Following the IPO, these persons will own approximately 60% of the outstanding shares. Accordingly, current directors and principal stockholders will have the ability to elect all of our directors, who in turn elect all executive officers, and to control our business and other affairs without regard to the votes of other stockholders.

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

Item 1B.	Unresolved Staff Comments.

This item is not required for a smaller reporting company.

Item 2.	Description of Property.

We do not own any real property. We currently rent office space that serves as our principal place of business located at 579 W. Heritage Park Blvd. #220C, Layton, UT 84041.

Item 3.	Legal Proceedings.

There are no material pending legal proceedings to which the company or any subsidiary is a party, or to which any property is subject and, to the best of our knowledge, no such action against us is contemplated or threatened.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our securities holders during the fourth quarter of the fiscal year ended December 31, 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock became eligible for trading on the OTC Bulletin Board during the fourth quarter of 2008. There is currently a limited public trading market for our common stock trading under the OTCBB ticker symbol: “NMLE.” There has only been sporadic trades and, accordingly, no trading history is being presented. The last reported trade was at $0.82 per share. As of the date hereof there are approximately 88 stockholders of record of our common stock.

Inclusion on the OTC Bulletin Board permits price quotations for our shares to be published by that service. Any future secondary trading of our shares may be subject to certain state imposed restrictions. Except for the application to the OTC Bulletin Board, there are no plans, proposals, arrangements or understandings with any person concerning the development of a trading market in any of our securities. Also, there can be no assurance that a public trading market will develop following acceptance by the OTC Bulletin Board or at any other time in the future or, that if such a market does develop, that it can be sustained.

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

Penny Stock Rule

It is unlikely that our securities will be listed on any national or regional exchange or The Nasdaq Stock Market in the foreseeable future. Therefore our shares most likely are subject to the provisions of Section 15(g) and Rule 15g-9 of the Exchange Act, commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for broker-dealer transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

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

Rule 144

After our initial public offering, we have outstanding an aggregate of 2,596,288 shares of common stock. The 714,288 shares issued in the offering will be freely transferable without restriction under the Securities Act, excluding any shares purchased by a person who is or thereby becomes an affiliate of Nine Mile Software. All 1,882,000 shares outstanding prior to the offering were issued in private transactions without registration under the Securities Act and are deemed “restricted securities” as defined by Rule 144 under the Securities Act. Rule 144 is the common means for a stockholder to resell restricted securities and for affiliates, to sell their securities, either restricted on non restricted (control) shares. Rule 144 has been amended by the SEC, effective February 15, 2008.

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

Dividends Policy

We have never declared cash dividends on our common stock, nor do we anticipate paying any dividends on our common stock in the foreseeable future.

Item 6.	Selected Financial Data.

This item is not required for a smaller reporting company.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

Plan of Operation

Since our inception in November 2006, we have primarily engaged in the development of our TradeWarrior software in anticipation of introducing it to the investment advisory market during the latter part of 2009. Our plan of operation for the next 6 to 9 months is to complete commercialization of the TradeWarrior software. We have hired Ryan Sullivan as our CTO to rewrite the program in a more robust programming language and work directly with Mr. Deru to map out and optimize the logic flows of the program. Management anticipates this will take between three and nine months to complete. During this development period, a beta group of 10 -15 RIA users that we have previously identified will be using the program and providing real industry feedback. This is essential to gain perspective and insight into the industry needs in a real time feedback loop in order to adjust the program to real life needs of end users.

After a successful beta iteration period, we will prepare to launch the TradeWarrior product commercially. The goal of management is to launch no later than third quarter of 2009. We believe that we will not need additional funding for approximately 12 months.

Beyond development of the TradeWarrior, we do not plan to use offering proceeds for the potential CRM product. We anticipate developing the CRM product if and when sufficient cash flows are realized from sales of the original TradeWarrior product.

We do not expect to make major capital expenditure for completing development and marketing TradeWarrior. We do anticipate an increase in employees if and when TradeWarrior is completed and marketed successfully. In preparing to commence marketing TradeWarrior, management will assess the potential demand for up to two customer service personnel to assist in responding to new customers’ questions, orientation and installation of programs. In addition, we will assess the potential demand to hire additional programmers to speed development of functionality within TradeWarrior. Management believes we could be generating revenue within the first quarter or two after we commercially release TradeWarrior.

Results of Operations and Liquidity and Capital Resources

We have not realized any revenues since inception on November 30, 2006. For the year ended December 31, 2008, we realized a net loss of $152,288, compared to a net loss of $26,360 for the year ended December 31, 2007. The net loss for 2008 is attributed to general and administrative expenses mostly related to the development of our TradeWarrior software program, our move to our new locations, and in general executing our business plan. In addition to this, we had costs associated with the closing of our offering in 2008.

At December 31, 2008, we had total assets of $406,743 and stockholders' equity of $396,956, compared to total assets of $50,348 and total stockholders' equity of $48,348 at December 31, 2007. The increase in total assets and stockholders' equity at December 31, 2008 is attributed to the additional sale of common stock our initial public offering in 2008.

At December 31, 2008, our working capital was $395,766, compared to $47,158 at December 31, 2007. We anticipate meeting our working capital needs during 2009 with the proceeds from our initial public offering. We have no other agreements or arrangements for additional funding and there can be no assurance any such funding will be available to us, or if available, such funding will be on acceptable or favorable terms to us.

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

Recent Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial positionand results of operations if adopted.

In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”. SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on our financial position, statements of operations, or cash flows at this time.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on our financial position, statements of operations, or cash flows at this time.

In March 2008, the FASB, issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133". This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the SEC issued Staff Accounting Bulletin (“SAB”) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment. In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. We currently use the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51". This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). We will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), “Business Combinations’. This Statement replaces FASB Statement No. 141, Business Combinations”, but retains the fundamental requirements in Statement 141. This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. We will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on our consolidated financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities — Including an Amendment of FASB Statement No. 115". This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements. We will adopt SFAS No. 159 beginning March 1, 2008 and are currently evaluating the potential impact the adoption of this pronouncement will have on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. We will adopt this statement March 1, 2008, and it is not believed that this will have an impact on our consolidated financial position, results of operations or cash flows.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

This item is not required for a smaller reporting company.

Item 8.	Financial Statements and Supplementary Data.

This item is not required for a smaller reporting company.

Item 9A(T)	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this annual report, management, with the participation of our chief executive officer and principal financial officer, carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures”, as defined in the Securities Exchange Act of 1934, Rules 13a-15(e) and 15-d-15(e). Based upon that evaluation, our chief executive officer and principal financial officer concluded that as of December 31, 2007, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is:

(i) recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms; and

(ii) accumulated and communicated to our management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Over Financial Reporting – Guidance for Smaller Public Companies. Based on our assessment and those criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

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

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table sets forth the name, age and position of our present officers and directors. Each director has been a director of the company since inception.

Name	Age	Position
Damon Deru	29	Chief Executive Officer and Director
Andrew Limpert	39	Chairman of the Board and Director
Michael Christensen	42	Secretary and Director
Ryan Sullivan	30	Chief Technology Officer

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

The business experience of each of the persons listed above during the past five years is as follows:

Damon Deru is a graduate of the University of Utah where he received his B.S. Degree in Finance. He has worked in the financial services industry since 2001 as an investment advisor at Belsen Getty, LLC, a financial services firm located in Salt Lake City, Utah. In his role at Belsen Getty, Mr. Deru is responsible for investment research, trading responsibilities for over 1,000 accounts, and managing and maintaining the databases and other information technology (IT) needs. Mr. Deru has since 2004 served as the financial manager of Axxess Funding Group, LLC, a private Salt Lake City, Utah firm engaged in funding secured real estate loans to individuals and commercial real estate developers. He holds a Series 65 license, which qualifies him as an SEC Registered Investment Advisor.

Andrew Limpert is a graduate from the University of Utah and Westminster College with degrees of B.S. in Finance and an MBA with an emphasis in Finance. For the past 15 years he has founded, consulted on and funded numerous businesses in the private and public arenas. From 1998 to 2008 he has been an investment advisor with Belsen Getty, LLC, providing wealth management direction and strategic and financial advice for several investment banks. Currently, Mr. Limpert is the CFO and a director for Profire Energy, Inc. Mr. Limpert also serves as a director of BBM Holdings Inc, a New York based Biotechnology incubator with multiple compounds in various stages of clinical approval.

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

Ryan Sullivan is a graduate of Weber State University, where he received his B.S. Degree in Computer Science, with an emphasis in Software Engineering and a minor in Electrical Engineering Technology. Ryan has over five years experience in engineering .NET application, ranging from 3D measuring software for aircraft parts to Residential/Commercial Construction inspection services. Ryan has served as a Software Engineering consultant to several small to medium size companies to either start their development processes or to provide Software Engineering services.

Each director will devote only a portion of their business time to the affairs and operations of Nine Mile Software. The approximate percentage of business time to be devoted to our company by each director is expected to be as follows:

●	Damon Deru	—	100%

●	Andrew Limpert	—	30%

●	Michael Christensen	—	20%

____________________

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

A written copy of the Code will be provided upon request at no charge by writing to our corporate Secretary, c/o Nine Mile Software, Inc., 579 W. Heritage Park Blvd. #220C, Layton, UT 84041.

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. We believe that these reports were not filed during the fiscal year 2008.

Item 11.	Executive Compensation.

During 2008 and 2007, the following compensation was awarded to officers of the company:

Name and Position Year	Salary	Stock Option	Option Value	Total
Damon Deru 2008 C.E.O. 2007	$16,417 $0	100,000 360,000	$ 301 $ 0	$ 16,718 $ 0
Andrew Limpert 2008 Chairman 2007	$300 $0	40,000	$ 122	$ 422 $ 0
Ryan Sullivan 2008 C.T.O. 2007	$52,822 $0	100,000 40,000	$ 301 $ 0	$ 53,103 $ 0
Michael Christensen 2008 Secretary 2007	$0 $0	20,000 100,000	$ 61 $ 0	$ 61 $ 0

No compensation was paid to officers during 2007, although certain stock options were issued in 2007 as set forth below.

Stock Purchase Options

On May 1, 2007, we sold and issued a total of 650,000 stock purchase options exercisable for the purchase of our common stock at $0.025 per share. The options were issued to the following persons and for the number of shares indicted next to each person’s name.

Damon Deru	—	360,000 shares
Michael Christensen	—	100,000 shares
Glade Francis	—	50,000 shares
Tom Evans	—	100,000 shares
Ryan Sullivan	—	40,000 shares

Messrs. Deru and Christensen are directors and executive officers.

The options are not exercisable for a period of one year and are subject to a vesting schedule. Fifty percent of the options will vest when we first realize a quarterly profit from operations or when we have sold an aggregate of 80 TradeWarrior programs. The balance of the options will vest when we first record $1.0 million in total revenues. The options will expire if not exercised within 60 months of issuance, on May 1, 2012. None of the options have vested as of the date hereof.

On July 31, 2008, we issued a total of 300,000 stock purchase options from the 400,000 options authorized under the 2008 plan. The options are exercisable for the purchase of our common stock at $0.75 per share. The options were issued to the following persons and for the number of shares indicted next to each person’s name.

Damon Deru	—	100,000 shares
Michael Christensen	—	20,000 shares
Glade Francis	—	40,000 shares
Andrew Limpert	—	40,000 shares
Ryan Sullivan	—	100,000 shares

Messrs. Deru, Christensen, and Limpert are directors and executive officers.

The options are not exercisable for a period of one year and are subject to a vesting schedule. Shares will vest over three years (1/3 per year) of full service to the Company to be determined by the board of directors. The options will expire if not exercised within 60 months of issuance, on July 31st, 2013. None of the options have vested as of the date hereof.

The following table lists the options held by each officer and director and summarizes the terms and conditions of those options::

Name Year Option Issued	Number of shares underlying option	Exercise Price	Expiration Date	Value
Damon Deru 2008 2007	100,000 360,000	$ 0.75 $ 0.025	7-31-2013 5-1-2012	(1) (1)
Andrew Limpert 2008 2007	40,000	$ 0.75	7-31-2013	(1) (1)
Ryan Sullivan 2008 2007	100,000 40,000	$ 0.75 $ 0.025	7-31-2013 5-1-2012	(1) (1)
Michael Christensen 2008 2007	20,000 100,000	$ 0.75 $ 0.025	7-31-2013 5-1-2012	(1) (1)

(1)	None of the options depicted in the table above have vested as of the date hereof and therefore no value is being assigned.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our shares of common stock by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our directors;

●	our executive officers; and

●	by all directors and executive officers as a group.

Beneficial ownership is determined in accordance with SEC rules. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or will become exercisable within 60 days after the date of this report, are deemed outstanding, but those shares are not deemed outstanding for purposes of computing percentage ownership of any other person. The number and percentage of shares beneficially owned are based on 2,596,288 shares of common stock outstanding as of December 31, 2008, which includes 714,288 shares sold pursuant to our initial public offering. Each person named in the table has sole voting and investment power with respect to all shares shown as beneficially owned by that person, subject to community property laws, where applicable.

Amount and Nature of
Name and Address(1)	Beneficial Ownership	Percent of Class
Damon Deru *	200,000	7.7%
Andrew Limpert *	600,000	23.1%
Michael Christensen *	30,000	1.2%

All directors and officers	830,000	32.0%

as a group (3 persons)

Other Beneficial Owners

Scott Deru	120,000	4.6%
Terry Deru	600,000	23.1%

Total directors, officers and	1,550,000	59.7%

Other beneficial owners

*	Director and/or executive officer

(1)	Unless otherwise indicated, the address for each person listed above is c/o Nine Mile Software, Inc., 579 W. Heritage Park Blvd. #220C, Layton, UT 84041.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

We have not had any material transactions since our inception in 2006 with any officer, director, nominee for election as director, or any stockholder owning greater than five percent (5%) of our outstanding shares, nor any member of the above referenced individuals' immediate family.

Item 14.	Principal Accounting Fees and Services.

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

Audit Fees

The aggregate fees billed by our independent auditors, Moore & Associates, Chartered, for professional services rendered for the audit of our annual financial statements included in our Annual Reports on Form 10-KSB for the year ended December 31, 2008 was $2,500. We were not subject to the reporting requirements of the SEC prior to November 2007

Audit Related Fees

For the years ended December 31, 2008 and 2007, there were no fees billed for assurance and related services by Moore & Associates, Chartered relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above.

Tax Fees

For the years ended December 31, 2008 and 2007, no fees were billed by Moore & Associates, Chartered for tax compliance, tax advice and tax planning.

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

PART 1V

Item 15.	Exhibits, Financial Statement Schedules

(a)	Exhibits

Exhibit No.	Exhibit Name
3.1*	Articles of Incorporation
3.2*	By-Laws
4.1*	Specimen stock certificate
10.1*	Escrow Agreement
10.2**	Securities Escrow Agreement
10.3**	Form 4-5EIA Escrow Agreement
31.1	Certification of C.E.O. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of C.E.O. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1*	Subscription Agreement

______________

*	Included as Exhibits to Form SB-2 filed with SEC on May 17, 2007
**	Included as Exhibits to Amendment No. 1 to Form SB-2 on November 19, 2007
________________

.

Nine Mile Software, Inc.

(A Development Stage Company)

FINANCIAL STATEMENTS

December 31, 2008

C O N T E N T S

Report of Independent Registered Public Accounting Firm	28

Balance Sheets	29

Statements of Operations	30

Statements of Stockholders’ Equity (Deficit)	31

Statements of Cash Flows	32

Notes to the Financial Statements	33

MOORE & ASSOCIATES, CHARTERED

ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Nine Mile Software, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of Nine Mile Software, Inc. (A Development Stage Company) as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2008 and 2007, and from inception on November 30, 2006 through December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nine Mile Software, Inc. (A Development Stage Company) as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2008 and 2007, and from inception on November 30, 2006 through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has accumulated deficit of $178,745 as of December 31, 2008, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered

Las Vegas, Nevada

March 23, 2009

6490 West Desert Inn Rd, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

NINE MILE SOFTWARE, INC.
(A Development Stage Company)
Balance Sheets

ASSETS

	December 31,	December 31,
	2008	2007

CURRENT ASSETS

Cash	$405,553	$49,158

Total Current Assets	405,553	49,158

OTHER ASSETS

Copyrights	1,190	1,190

Total Other Assets	1,190	1,190

TOTAL ASSETS	$406,743	$50,348

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	$9,787	$2,000

Total Current Liabilities	9,787	2,000

STOCKHOLDERS’ EQUITY

Common stock; 50,000,000 shares authorized, at
$0.001 par value, 2,596,288 and 1,882,000
shares issued and outstanding, respectively	2,596	1,882
Additional paid-in capital	574,010	73,828
Deficit accumulated during the development stage	(179,650)	(27,362)

Total Stockholders’ Equity	396,956	48,348

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$406,743	$50,348

The accompanying notes are an integral part of these financial statements.

NINE MILE SOFTWARE, INC.
(A Development Stage Company)
Statements of Operations

			From Inception
	For the Year	For the Year	on November 30,
	Ended	Ended	2006 Through
	December 31,	December 31,	December 31,
	2008	2007	2008

REVENUES	$-	$-	$-
COST OF SALES	-	-	-
GROSS MARGIN	-	-	-

OPERATING EXPENSES

Research and development	53,177	-	53,177
General and administrative	106,420	26,360	133,782

Total Operating Expenses	159,597	26,360	186,959

LOSS FROM OPERATIONS	(159,597)	(26,360)	(186,959)

OTHER ICOME

Interest income	7,309	-	7,309

Total Other Income	7,309	-	7,309

LOSS BEFORE INCOME TAXES	(152,288)	(26,360)	(179,650)
PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(152,288)	$(26,360)	$(179,650)

BASIC LOSS PER COMMON SHARE	$(0.07)	$(0.01)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING	2,239,144	1,852,000

The accompanying notes are an integral part of these financial statements

NINE MILE SOFTWARE, INC.
(A Development Stage Company)
Statements of Stockholders’ Equity

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-In	Development	Stockholders’
	Shares	Amount	Capital	Stage	Equity

Balance, November 30, 2006	-	$-	$-	$-	$-

Shares issued for cash
at $0.025 per share	360,000	360	8,640	-	9,000

Shares issued for cash
at $0.025 per share	1,462,000	1,462	35,088	-	36,550

Net loss from inception
through December 31, 2006	-	-	-	(1,002)	(1,002)

Balance, December 31, 2006	1,822,000	1,822	43,728	(1,002)	44,548

Shares issued for cash
at $0.50 per share	60,000	60	29,940	-	30,000

Value of common stock
options issued	-	-	160	-	160

Net loss for the year
ended December 31, 2007	-	-	-	(26,360)	(26,360)

Shares issued for cash
at $0.70 per share	714,288	714	499,277	-	499,991

Fair value of options granted	-	-	905	-	905

Net loss for the year
ended December 31, 2008	-	-	-	(152,288)	(152,288)

Balance, December 31, 2008	2,596,288	$2,596	$574,010	$(179,650)	$396,956

The accompanying notes are an integral part of these financial statements.

NINE MILE SOFTWARE, INC.
(A Development Stage Company)
Statements of Cash Flows
			From Inception
			on November 30,
	For the Years Ended		2006 Through
	December 31,		December 31,
	2008	2007	2008

OPERATING ACTIVITIES

Net loss	$(152,288)	$(26,360)	$(179,650)

Adjustments to reconcile net loss to net cash
used by operating activities:
Fair value of options granted	905	-	905
Changes in operating assets and liabilities:
Change in accounts payable	7,787	2,000	9,787

Net Cash Used in
Operating Activities	(143,596)	(24,360)	(168,958)

INVESTING ACTIVITIES

Copyright costs incurred	-	(1,190)	(1,190)

Net Cash Used in
Investing Activities	-	(1,190)	(1,190)

FINANCING ACTIVITIES

Proceeds from common stock issued	499,991	30,160	575,701

Net Cash Provided by
Financing Activities	499,991	30,160	575,701

NET DECREASE IN CASH	356,395	4,610	405,553

CASH AT BEGINNING OF PERIOD	49,158	44,548	-

CASH AT END OF PERIOD	$405,553	$49,158	$405,553

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

NINE MILE SOFTWARE, INC.

(A Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

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

Basic (Loss) per Common Share

Basic (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of December 31, 2008 and 2007.

	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007
Loss (numerator)	$ (152,288)	$ (26,360)
Shares (denominator)	2,239,144.	1,852,000.
Per share amount	$ (0.07)	$ (0.01)

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during any of the periods shown.

Comprehensive Income

The Company has no component of other comprehensive income. Accordingly, net income equals comprehensive income for the periods ended December 31, 2008 and 2007.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of December 31, 2008 and 2007.

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

NINE MILE SOFTWARE, INC.

(A Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 39% to net loss before provision for income taxes for the following reasons:

	December 31, 2008	December 31, 2007
Income tax expense at statutory rate	$ 59,393)	$ 10,280)
Common stock issued for services	(353))	-)
Valuation allowance	(59,040)	(10,280)
Income tax expense per books	$ -)	$ -)

Net deferred tax assets consist of the following components as of:

	December 31, 2008	December 31, 2007
NOL carryover	$ 69,711)	$ 10,671)
Valuation allowance	(69,711)	(10,671)
Net deferred tax asset	$ -)	$ -)

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $178,745 for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

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

December 31, 2008 and 2007

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounting Basis

The basis is accounting principles generally accepted in the United States of America. The Company has adopted a December 31 fiscal year end.

Stock-based compensation.

The Company has adopted SFAS No. 123-R effective January 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123-R.

Copyright costs

The Company has capitalized the costs of obtaining its copyrights. The Company will amortize the copyright costs over the estimated life of 10 years upon commencement of sales. The Company expects to begin sales in 2009.

Recent Accounting Pronouncements

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial positionand results of operations if adopted.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”.SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items

NINE MILE SOFTWARE, INC.

(A Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its financial position, results of operations or cash flows.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations.’This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements.  The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

NINE MILE SOFTWARE, INC.

(A Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In February 2007, the FASB, issued SFAS No. 159,The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entities first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements.  The Company adopted SFAS No. 159 beginning March 1, 2008. The adoption of this pronouncement did not have an impact on the Company’s financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company adopted this statement March 1, 2008. The adoption of this pronouncement did not have an impact on the Company’s financial position, results of operations or cash flows.

Revenue Recognition

The Company will determine its revenue recognition policies upon commencement of principle operations.

Research and Development

The Company expenses the costs of developing its software for brokerage firms during the period incurred. The Company has incurred research and development costs of $53,177 and $-0- during the years ended December 31, 2008 and 2007, respectively.

2.	COMMON STOCK

On November 30, 2006, the Company received $9,000 from its founders for 360,000 shares of its common stock. On December 8, 2006, the Company completed an unregistered private offering under the Securities Act of 1933, as amended, relying upon the exemption from registration afforded by Rule 504 of Regulation D promulgated there under. The Company sold 1,462,000 shares of its $0.001 par value common stock at a price of $0.025 per share for $36,550 in cash. O

On July 31, 2007, the Company received $25,000 from investors for 50,000 shares of common stock. On August 7, 2007 the Company received $5,000 for 10,000 shares of common stock. On November 7, 2007 the Company received $160 for common stock option.

On May 1, 2008, the Company issued 714,288 shares of its $0.001 par value common stock for $0.70 per share in an Initial Public Offering.

NINE MILE SOFTWARE, INC.

(A Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

3.	GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. However, the Company has accumulated deficit of $179,650 as of December 31, 2008. The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

On May 1, 2007, the Company sold and issued a total of 610,000 stock purchase options exercisable for the purchase of our common stock at $0.025 per share for $160. The Company issued an additional 40,000 stock purchase options during 2008. The options were issued to directors, executive officers and other individuals expected to become employees. The options are not exercisable for a period of one year and are subject to a vesting schedule. Fifty percent of the options will vest when the Company first realizes a quarterly profit from operations or when it has sold an aggregate of 80 of its stock trading programs. The balance of the options will vest when the Company first records $1.0 million in total revenues. The options will expire if not exercised within 60 months of issuance, on May 1, 2013.

Under FASB Statement 123, the Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model. The following weighted average assumptions used for grants in the year ended December 31, 2007: dividend yield of zero percent; expected volatility of 0.10%; risk-free interest rates of 5.35% and expected life of 1.0. The Company recognized no expense for the fair value of the options granted during 2007 because they are not vested.

On July 31, 2008, the Company issued a total of 300,000 stock purchase options exercisable for the purchase of our common stock at $0.75 per share from the 400,000 stock purchase options under the 2008 plan. The options were issued to directors, executive officers and other individuals expected to become employees. The options vest over 3 years. The options will expire if not exercised within 60 months of issuance, on July 31, 2013.

Under FASB Statement 123, the Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model. The following weighted average assumptions used for grants in the year ended December 31, 2008: dividend yield of zero percent; expected volatility of 0.10%; risk-free interest rates of 3.35% and expected life of 3.0. The Company recognized $905 of expense for the fair value of the options granted during 2008.

NINE MILE SOFTWARE, INC.

(A Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

4.	STOCK PURCHASE OPTIONS (CONTINUED)

A summary of the status of the Company’s stock option plans as of December 31, 2008 and December 31, 2007 and the changes during the years are presented below:

	2008	2007
	Shares	Shares
Unexercised options, beginning of year	610,000	-
Stock options issued during the year	340,000	610,000 -
Stock options expired	-	-
Stock options exercised	-	-
Unexercised options, end of year	950,000	610,000 -

                                                                                      SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nine Mile Software, Inc.

By:	/S/	DAMON DERU
Damon Deru President and C.E.O.
Dated:	March 30, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

March 30, 2009
/S/__	DAMON DERU	Chief Executive Officer and director
Damon Deru

March 30, 2009
/S/__	ANDREW LIMPERT	Chairman of the Board and Director
Andrew Limpert

March 30, 2009
/S/__	MICHAEL CHRISTENSEN	Secretary and Director
Michael Christensen	Principal Financial Officer
Principal Accounting Officer