Form 10-Q
period 2009-03-31
NINE MILE SOFTWARE, INC.
filed 2009-05-13
CIK 1398004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2009

[	]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 333-143039

NINE MILE SOFTWARE, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-8006878
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

579 W. Heritage Park Blvd., #220C, Layton, Utah 84041

(Address of principal executive offices)

(888) 660-6568

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                             Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of April 30, 2009

Common Stock, $0.001 par value	2,596,288

TABLE OF CONTENTS

Heading	Page

PART I	—	FINANCIAL INFORMATION

Item 1.	Financial Statements	3

Item 2.	Management's Discussion and Analysis of Financial Condition and Results
of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	10

Item 4(T).	Controls and Procedures	10

PART II	—	OTHER INFORMATION

Item 1.	Legal Proceedings	11

Item 1A.	Risk Factors	11

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 3.	Defaults Upon Senior Securities	11

Item 4.	Submission of Matters to a Vote of Securities Holders	12

Item 5.	Other Information	12

Item 6.	Exhibits	12

Signatures	13

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying unaudited balance sheet of Nine Mile Software, Inc. at March 31, 2009 and related unaudited statements of operations, stockholders' equity (deficit) and cash flows for the three months ended March 31, 2009 and 2008 and the period from November 30, 2006 (date of inception) to March 31, 2009, have been prepared by management in conformity with United States generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2008 audited financial statements. Operating results for the period ended March 31, 2009, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2009 or any other subsequent period.

NINE MILE SOFTWARE, INC.

FINANCIAL STATEMENTS

March 31, 2009 and December 31, 2008

NINE MILE SOFTWARE, INC.
(A Development Stage Company)
Balance Sheets

ASSETS

	March 31,	December 31,
	2009	2008
	(unaudited)

CURRENT ASSETS

Cash	$340,870	$405,553

Total Current Assets	340,870	405,553

OTHER ASSETS

Copyrights, net	1,160	1,190

Total Other Assets	1,160	1,190

TOTAL ASSETS	$342,030	$406,743

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$3,075	$9,787

Total Current Liabilities	3,075	9,787

STOCKHOLDERS' EQUITY

Common stock; 50,000,000 shares authorized, at
$0.001 par value, 2,596,288 and 2,596,288
shares issued and outstanding, respectively	2,596	2,596
Additional paid-in capital	574,553	574,010
Deficit accumulated during the development stage	(238,194)	(179,650)

Total Stockholders' Equity	338,955	396,956

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$342,030	$406,743

The accompanying notes are an integral part of these financial statements.

NINE MILE SOFTWARE, INC.
(A Development Stage Company)
Statements of Operations
(unaudited)

			From Inception
	For the Three	For the Three	on November 30,
	Months Ended	Months Ended	2006 Through
	March 31,	March 31,	March 31,
	2009	2008	2009

REVENUES	$-	$-	$-
COST OF SALES	-	-	-
GROSS MARGIN	-	-	-

OPERATING EXPENSES

Research and development	3,303	-	56,480
General and administrative	56,469	17,374	190,251

Total Operating Expenses	59,772	17,374	246,731

LOSS FROM OPERATIONS	(59,772)	(17,374)	(246,731)

OTHER ICOME

Interest income	1,228	-	8,537

Total Other Income	1,228	-	8,537

LOSS BEFORE INCOME TAXES	(58,544)	(17,374)	(238,194)
PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(58,544)	$(17,374)	$(238,194)

BASIC LOSS PER COMMON SHARE	$(0.02)	$(0.01)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING	2,596,288	2,146,266

The accompanying notes are an integral part of these financial statements

NINE MILE SOFTWARE, INC.
(A Development Stage Company)
Statements of Stockholders' Equity
(unaudited)

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity

Balance, November 30, 2006	-	$-	$-	$-	$-

Shares issued for cash
at $0.025 per share	60,000	360	8,640	-	9,000

Shares issued for cash
at $0.025 per share	1,462,000	1,462	35,088	-	36,550

Net loss from inception
through December 31, 2006	-	-	-	(1,002)	(1,002)

Balance, December 31, 2006	1,822,000	1,822	43,728	(1,002)	44,548

Shares issued for cash
at $0.50 per share	60,000	60	29,940	-	30,000

Value of common stock
options issued	-	-	160	-	160

Net loss for the year
ended December 31, 2007	-	-	-	(26,360)	(26,360)

Balance, December 31, 2007	1,882,000	1,882	73,828	(27,362)	48,348

Shares issued for cash
at $0.70 per share	714,288	714	499,277	-	499,991

Fair value of options granted	-	-	905	-	905

Net loss for the year
ended December 31, 2008	-	-	-	(152,288)	152,288)

Balance, December 31, 2008	2,596,288	2,596	574,010	(179,650)	396,956

Fair value of options granted	-	-	543	-	543

Net loss for the three months
ended March 31, 2009	-	-	-	(58,544)	(58,544)

Balance, March 31, 2009	2,596,288	$2,596	$574,553	$(238,194)	$338,955

The accompanying notes are an integral part of these financial statements.

NINE MILE SOFTWARE, INC.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)
			From Inception
			on November 30,
	For the Three Months Ended		2006 Through
	March 31,		March 31,
	2009	2008	2009

OPERATING ACTIVITIES

Net loss	$(58,544)	$(17,374)	$(238,194)

Adjustments to reconcile net loss to net cash
used by operating activities:
Fair value of options granted	543	-	1,448
Amortization expense	30	-	30
Changes in operating assets and liabilities:
Change in accounts payable	(6,712)	2,000	3,075

Net Cash Used in
Operating Activities	(64,683)	(15,374)	(233,641)

INVESTING ACTIVITIES

Copyright costs incurred	-	-	(1,190)

Net Cash Used in
Investing Activities	-	-	(1,190)

FINANCING ACTIVITIES

Proceeds from common stock issued	-	390,968	575,701

Net Cash Provided by
Financing Activities	-	390,968	575,701

NET DECREASE IN CASH	(64,683)	375,594	340,870

CASH AT BEGINNING OF PERIOD	405,553	49,158	-

CASH AT END OF PERIOD	$340,870	$424,752	$340,870

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

NINE MILE SOFTWARE, INC.

(A Development Stage Company)

Notes to the Financial Statements

NOTE NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2009 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2008 audited financial statements. The results of operations for the period ended March 31, 2009 and 2008 are not necessarily indicative of the operating results for the full years.

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

NOTE NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

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

Plan of Operation

Since our inception in November 2006, we have primarily engaged in the development of our TradeWarrior software in anticipation of introducing it to the investment advisory market during the latter part of 2009. Our plan of operation for the next 4 to 7 months is to complete commercialization of the TradeWarrior software. We have hired Ryan Sullivan as our CTO to rewrite the program in a more robust programming language and work directly with Mr. Deru to map out and optimize the logic flows of the program to make TradeWarrior a commercially viable product. Management anticipates this will take between four and seven months to complete. During this development period, a beta group of 10 -15 RIA users that we have previously identified will be using the program and providing industry feedback. This is essential to gain perspective and insight into the industry needs in a real time feedback loop in order to adjust the program to real life needs of end users.

After a successful beta iteration period, we will prepare to launch the TradeWarrior product commercially. The goal of management is to launch no later than third quarter of 2009. We believe that we will not need additional funding for approximately 6 to 12 months.

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

Results of Operations and Liquidity and Capital Resources

We have not realized any revenues since inception on November 30, 2006. For the three-month period ended March 31, 2009, we realized a net loss of $58,544, compared to a net loss of $17,374 for the three-month period ended March 31, 2008. The increased net loss for the 2009 period is primarily attributed to the 225% increase in general and administrative expenses related to the development and commercialization of TradeWarrior.

At March 31, 2009, we had total assets of $342,030, primarily in cash, and stockholders’ equity of $338,955, compared to total assets of $406,743 and stockholders' equity of $396,956 at December 31, 2008. The decrease in total assets and stockholders' equity at March 31, 2009 is attributed to expenditures related to the development of the TradeWarrior program during the first quarter of 2009. We did not receive any cash proceeds during the first quarter of 2009 compared to realizing $390,068 from the proceeds from the sale of our common stock during the first quarter of 2008.

At March 31, 2009, our working capital was $337,795 compared to $395,766 at December 31, 2008. We anticipate meeting our working capital needs during the remainder of 2009 with proceeds from our initial public offering. We have no other agreements or arrangements for additional funding and there can be no assurance any such funding will be available to us, or if available, such funding will be on acceptable or favorable terms to us.

Going Concern Consideration

Because we are a development stage company with no current revenues, we are relying on the proceeds of our initial public offering to launch our software product. If we do not have adequate capital to eventually develop a consistent source of revenues, we may have to curtail or cease operations. Additionally, even if we complete development of the TradeWarrior and generate revenues, there can be no assurances that revenues will be sufficient to enable us to generate profits and cash flows from operations. In that event, if we are unable to secure additional funding there is substantial doubt about our ability to continue as a going concern.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, have concluded that, as of March 31, 2009, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting. Management has evaluated whether any change in our internal control over financial reporting occurred during the second quarter of fiscal 2008. Based on its evaluation, management, including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the first quarter of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

This Item is not applicable.

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

NINE MILE SOFTWARE, INC.

Date: May 13, 2009	By: /S/	DAMON DERU
Damon Deru

C.E.O. and Director

Date: May 13, 2009	By: /S/	MICHAEL CHRISTENSEN
Michael Christensen

Secretary and Director

(Principal Accounting Officer)