Form 10-Q
period 2009-06-30
NINE MILE SOFTWARE, INC.
filed 2009-08-10
CIK 1398004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2009

[	]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 333-143039

NINE MILE SOFTWARE, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-8006878
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

579 W. Heritage Park Blvd. #220C, Layton, UT 84041

(Address of principal executive offices)

(888) 660-6568

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                                                         Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No [ ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company

Large accelerated filer	[	]	Accelerated filer	[	]
Non-accelerated filer	[	]	Smaller reporting company	☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                                                  Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of August 5, 2009

Common Stock, $0.001 par value	2,596,288

TABLE OF CONTENTS

Heading	Page

PART I	—	FINANCIAL INFORMATION

Item 1.	Financial Statements	3

Item 2.	Management's Discussion and Analysis of Financial Condition and Results
of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11

Item 4(T).	Controls and Procedures	11

PART II	—	OTHER INFORMATION

Item 1.	Legal Proceedings	12

Item 1A.	Risk Factors	12

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3.	Defaults Upon Senior Securities	12

Item 4.	Submission of Matters to a Vote of Securities Holders	12

Item 5.	Other Information	12

Item 6.	Exhibits	12

Signatures	14

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying unaudited balance sheet of Nine Mile Software, Inc. at June 30, 2009 and related unaudited statements of operations, stockholders' equity and cash flows for the three and six months ended June 30, 2009 and 2008 and the period from November 30, 2006 (date of inception) to June 30, 2009, have been prepared by management in conformity with United States generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2008 audited financial statements. Operating results for the period ended June 30, 2009, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2009 or any other subsequent period.

NINE MILE SOFTWARE, INC.

FINANCIAL STATEMENTS

June 30, 2009 and December 31, 2008

NINE MILE SOFTWARE, INC.
(A Development Stage Company)
Balance Sheets

ASSETS

	June 30,	December 31,
	2009	2008
	(unaudited)

CURRENT ASSETS

Cash	$283,745	$405,553

Total Current Assets	283,745	405,553

OTHER ASSETS

Copyrights, net	1,131	1,190

Total Other Assets	1,131	1,190

TOTAL ASSETS	$284,876	$406,743

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$2,471	$9,787

Total Current Liabilities	2,471	9,787

STOCKHOLDERS' EQUITY

Common stock; 50,000,000 shares authorized, at
$0.001 par value, 2,596,288 and 2,596,288
shares issued and outstanding, respectively	2,596	2,596
Additional paid-in capital	575,096	574,010
Deficit accumulated during the development stage	(295,287)	(179,650)

Total Stockholders' Equity	282,405	396,956

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$284,876	$406,743

The accompanying notes are an integral part of these financial statements.

NINE MILE SOFTWARE, INC.
(A Development Stage Company)
Statements of Operations
(unaudited)

					From Inception
	For the Three	For the Three	For the Six	For the Six	on November 30,
	Months Ended	Months Ended	Months Ended	Months Ended	2006 Through
	June 30,	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008	2009

REVENUES	$-	$-	$-	$-	$-
COST OF SALES	-	-	-	-	-
GROSS MARGIN	-	-	-	-	-

OPERATING EXPENSES

Research and development	1,463	-	4,766	-	57,943
General and administrative	56,751	61,767	113,220	79,141	247,002

Total Operating Expenses	58,214	61,767	117,986	79,141	304,945

LOSS FROM OPERATIONS	(58,214)	(61,767)	(117,986)	(79,141)	(304,945)

OTHER ICOME

Interest income	1,121	-	2,349	-	9,658

Total Other Income	1,121	-	2,349	-	9,658

LOSS BEFORE INCOME TAXES	(57,093)	(61,767)	(115,637)	(79,141)	(295,287)
PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$(57,093)	$(61,767)	$(115,637)	$(79,141)	$(295,287)

BASIC LOSS PER COMMON SHARE	$(0.02)	$(0.03)	$(0.04)	$(0.04)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING	2,596,288	2,146,266	2,596,288	2,146,266

The accompanying notes are an integral part of these financial statements

NINE MILE SOFTWARE, INC.
(A Development Stage Company)
Statements of Stockholders' Equity
(unaudited)
				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity

Balance, November 30, 2006	-	$-	$-	$-	$-

Shares issued for cash
at $0.025 per share	360,000	360	8,640	-	9,000

Shares issued for cash
at $0.025 per share	1,462,000	1,462	35,088	-	36,550

Net loss from inception
through December 31, 2006	-	-	-	(1,002)	(1,002)

Balance, December 31, 2006	1,822,000	1,822	43,728	(1,002)	44,548

Shares issued for cash
at $0.50 per share	60,000	60	29,940	-	30,000

Value of common stock
options issued	-	-	160	-	160

Net loss for the year
ended December 31, 2007	-	-	-	(26,360)	(26,360)

Balance, December 31, 2007	1,882,000	1,882	73,828	(27,362)	48,348

Shares issued for cash
at $0.70 per share	714,288	714	499,277	-	499,991

Fair value of options granted	-	-	905	-	905

Net loss for the year
ended December 31, 2008	-	-	-	(152,288)	(152,288)

Balance, December 31, 2008	2,596,288	2,596	574,010	(179,650)	396,956

Fair value of options granted	-	-	1,086	-	1,086

Net loss for the six months
ended June 30, 2009	-	-	-	(115,637)	(115,637)

Balance, June 30, 2009	2,596,288	$2,596	$575,096	$(295,287)	$282,405

The accompanying notes are an integral part of these financial statements.

NINE MILE SOFTWARE, INC.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)
			From Inception
			on November 30,
	For the Six Months Ended		2006 Through
	June 30,		June 30,
	2009	2008	2009

OPERATING ACTIVITIES

Net loss	$(115,637)	$(79,141)	$(295,287)

Adjustments to reconcile net loss to net cash
used by operating activities:
Fair value of options granted	1,086	-	1,991
Amortization expense	59	-	59
Changes in operating assets and liabilities:
Change in accounts payable	(7,316)	(2,000)	2,471

Net Cash Used in
Operating Activities	(121,808)	(81,141)	(290,766)

INVESTING ACTIVITIES

Copyright costs incurred	-	-	(1,190)

Net Cash Used in
Investing Activities	-	-	(1,190)

FINANCING ACTIVITIES

Proceeds from common stock issued	-	499,991	575,701

Net Cash Provided by
Financing Activities	-	499,991	575,701

NET DECREASE IN CASH	(121,808)	418,850	283,745

CASH AT BEGINNING OF PERIOD	405,553	49,158	-

CASH AT END OF PERIOD	$283,745	$468,008	$283,745

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

NINE MILE SOFTWARE, INC.

(A Development Stage Company)

Notes to the Financial Statements

NOTNOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2009 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2008 audited financial statements. The results of operations for the period ended June 30, 2009 and 2008 are not necessarily indicative of the operating results for the full years.

NOTNOTE 2 - GOING CONCERN

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

NOTNOTE  3 – SIGNIFICANT ACCOUNTING POLICIES

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

NINE MILE SOFTWARE, INC.

(A Development Stage Company)

Notes to the Financial Statements

Recent Accounting Pronouncements

In May 2009, the FASB issued FAS 165, “Subsequent Events”. This pronouncement establishes standards for accounting for and disclosing subsequent events (events which occur after the balance sheet date but before financial statements are issued or are available to be issued). FAS 165 requires and entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued. It is effective for interim and annual periods ending after June 15, 2009. The adoption of FAS 165 did not have a material impact on the Company’s financial condition or results of operation.

In June 2009, the FASB issued FAS 166, “Accounting for Transfers of Financial Assets” an amendment of FAS 140. FAS 140 is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets: the effects of a transfer on its financial position, financial performance , and cash flows: and a transferor’s continuing involvement, if any, in transferred financial assets. This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of FAS 166 to have an impact on the Company’s results of operations, financial condition or cash flows.

In June 2009, the FASB issued FAS 167, “Amendments to FASB Interpretation No. 46(R) ”. FAS 167 is intended to (1) address the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in FAS 166, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provided timely and useful information about an enterprise’s involvement in a variable interest entity. This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of FAS 167 to have an impact on the Company’s results of operations, financial condition or cash flows.

In June 2009, the FASB issued FAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. FAS 168 will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.The Company does not expect the adoption of FAS 168 to have an impact on the Company’s results of operations, financial condition or cash flows.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-Q.

Plan of Operation

Since inception in November 2006, we have engaged in the development of our TradeWarrior software in anticipation of introducing it to the investment advisory market. Our plan of operation for the next 3 to 6 months is to complete commercialization of the TradeWarrior Small Business software. In June 2009, we successfully launched the beta version of TradeWarrior Express. TradeWarrior Express is the free demo version of TradeWarrior that will be installed with every FinFolio license that is sold. We have hired Ryan Sullivan as our CTO to rewrite the program in a more robust programming language and work directly with Mr. Deru to map out and optimize the logic flows of the program to make TradeWarrior a commercially viable product. Management anticipates this will take between three and six months to complete the first commercially available version of TradeWarrior. During our development period, a beta group of 10 -15 RIA users that we have previously identified will be using the program and providing industry feedback. This is essential to gain perspective and insight into the industry needs in a real time feedback loop in order to adjust the program to real life needs of end users.

After a successful beta iteration period, we will prepare to launch the TradeWarrior product commercially. The goal of management is to launch no later than fourth quarter of 2009. We may seek additional funding in the next six months to further accelerate the development and launch of TradeWarrior into the marketplace.

Beyond development of TradeWarrior, we do not plan to use offering proceeds for the potential CRM product. We anticipate developing the CRM product if and when sufficient cash flows are realized from sales of the original TradeWarrior product.

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

Results of Operations and Liquidity and Capital Resources

We have not realized revenues since inception. For the three-month period ended June 30, 2009 (“second quarter”), we realized a net loss of $57,093, compared to a net loss of $61,767 for the three-month period ended June 30, 2008. The decrease in net loss for the second quarter of 2009 is attributed to the 8% decrease in general and administrative expenses due to reduced operating costs from launching the business operations in 2008.

For the six months ended June 30, 2009, our net loss was $115,637, a 46% increase from the net loss of $79,141 for the six months ended June 30, 2008. The increased net loss for the 2009 period is primarily attributed to the 43% increase in general and administrative expenses from $79,141 in 2008 to $113, 220 in 2009 due to increased operating costs associated with launching business operations and hiring our full time CEO and CTO at the end of 2008. Also, the net loss for the first six months of 2009 included $4,766 in research and development expenses and $2,349 in interest income.

At June 30, 2009, we had total assets of $284,876, primarily in cash, and stockholders’ equity of $282,405, compared to total assets of $406,743 and stockholders' equity of $396,956 at December 31, 2008. The decrease in total assets and stockholders' equity at June 30, 2009 is attributed to expenditures related to the development of the TradeWarrior program during the first half of 2009. We did not receive any cash proceeds during the first six months of 2009 compared to realizing $499,991 from the sale of our common stock during the first six months of 2008.

At June 30, 2009, our working capital decreased to $281,274 compared to $395,766 at December 31, 2008, primarily due to a $121,808 decrease in cash. We anticipate meeting our working capital needs during the remainder of 2009 with proceeds from our initial public offering. We have no other agreements or arrangements for additional funding and there can be no assurance any such funding will be available to us, or if available, such funding will be on acceptable or favorable terms to us.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, have concluded that, as of June 30, 2009, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting. Management has evaluated whether any change in our internal control over financial reporting occurred during the second quarter of fiscal 2008. Based on its evaluation, management, including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the second quarter of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

NINE MILE SOFTWARE, INC.

Date: August 10, 2009	By: /S/	DAMON DERU
Damon Deru

C.E.O. and Director

Date: August 10, 2009	By: /S/	MICHAEL CHRISTENSEN
Michael Christensen

Secretary and Director

(Principal Accounting Officer)