Form 10-Q
period 2009-09-30
NINE MILE SOFTWARE, INC.
filed 2009-11-19
CIK 1398004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                                                  Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of November 18, 2009

Common Stock, $0.001 par value	2,598,801

TABLE OF CONTENTS

Heading	Page

PART I	—	FINANCIAL INFORMATION

Item 1.	Financial Statements	3

Item 2.	Management's Discussion and Analysis of Financial Condition and Results
of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4(T).	Controls and Procedures	14

PART II	—	OTHER INFORMATION

Item 1.	Legal Proceedings	14

Item 1A.	Risk Factors	14

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	14

Item 4.	Submission of Matters to a Vote of Securities Holders	15

Item 5.	Other Information	15

Item 6.	Exhibits	15

Signatures	16

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying unaudited balance sheet of Nine Mile Software, Inc. at September 30, 2009 and related unaudited statements of operations, stockholders' equity and cash flows for the three and nine months ended September 30, 2009 and 2008 and the period from November 30, 2006 (date of inception) to September 30, 2009, have been prepared by management in conformity with United States generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2008 financial statements. Operating results for the period ended September 30, 2009, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2009 or any other subsequent period.

NINE MILE SOFTWARE, INC.

FINANCIAL STATEMENTS

September 30, 2009 and December 31, 2008

NINE MILE SOFTWARE, INC.
(A Development Stage Company)
Balance Sheets

ASSETS

	September 30,	December 31,
	2009	2008
	(unaudited)	(unaudited)
		(restated)
CURRENT ASSETS

Cash	$-	$405,553
Prepaid expenses	-	-

Total Current Assets	-	405,553

OTHER ASSETS

Copyrights, net	-	1,190

Total Other Assets	-	1,190

TOTAL ASSETS	$-	$406,743

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$-	$9,787

Total Current Liabilities	-	9,787

STOCKHOLDERS' EQUITY

Common stock; 50,000,000 shares authorized, at
$0.001 par value, 2,598,801 and 2,596,288
shares issued and outstanding, respectively	-	2,596
Additional paid-in capital	-	591,177
Deficit accumulated during the development stage	-	(196,817)

Total Stockholders' Equity	-	396,956

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$-	$406,743

The accompanying notes are an integral part of these financial statements.

NINE MILE SOFTWARE, INC.
(A Development Stage Company)
Statements of Operations
(unaudited)

					From Inception
	For the Three	For the Three	For the Nine	For the Nine	on November 30,
	Months Ended	Months Ended	Months Ended	Months Ended	2006 Through
	September 30,	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008	2009

REVENUES	$-	$-	$-	$-	$-
COST OF SALES	-	-	-	-	-
GROSS MARGIN	-	-	-	-	-

OPERATING EXPENSES

Research and development	698	-	5,464	-	58,641
General and administrative	76,668	27,161	210,490	109,532	361,439

Total Operating Expenses	77,366	27,161	215,954	109,532	420,080

LOSS FROM OPERATIONS	(77,366)	(27,161)	(215,954)	(109,532)	(420,080)

OTHER INCOME

Interest income	1,663	3,217	4,012	6,447	11,321

Total Other Income	1,663	3,217	4,012	6,447	11,321

LOSS BEFORE INCOME TAXES	(75,703)	(23,944)	(211,942)	(103,085)	(408,759)
PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$(75,703)	$(23,944)	$(211,942)	$(103,085)	$(408,759)

BASIC LOSS PER COMMON SHARE	$(0.03)	$(0.01)	$(0.08)	$(0.05)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING	2,597,199	2,146,266	2,596,592	2,146,266

The accompanying notes are an integral part of these financial statements

NINE MILE SOFTWARE, INC.
(A Development Stage Company)
Statements of Stockholders' Equity
(unaudited)

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity

Balance, November 30, 2006	-	$-	$-	$-	$-

Shares issued for cash
at $0.025 per share	360,000	360	8,640	-	9,000

Shares issued for cash
at $0.025 per share	1,462,000	1,462	35,088	-	36,550

Net loss from inception
through December 31, 2006	-	-	-	(1,002)	(1,002)

Balance, December 31, 2006	1,822,000	1,822	43,728	(1,002)	44,548

Shares issued for cash
at $0.50 per share	60,000	60	29,940	-	30,000

Value of common stock
options issued	-	-	160	-	160

Net loss for the year
ended December 31, 2007	-	-	-	(26,360)	(26,360)

Balance, December 31, 2007	1,882,000	1,882	73,828	(27,362)	48,348

Shares issued for cash
at $0.70 per share	714,288	714	499,277	-	499,991

Fair value of options granted	-	-	18,072	-	18,072

Net loss for the year
ended December 31, 2008	-	-	-	(169,455)	(169,455)

Balance, December 31, 2008	2,596,288	2,596	591,177	(196,817)	396,956

Fair value of options granted	-	-	32,529	-	32,529

Shares issued for services
at $0.35 per share	2,513	3	877	-	880

Net loss for the nine months
ended September 30, 2009	-	-	-	(211,942)	(211,942)

Balance, September 30, 2009	2,598,801	$2,599	$624,583	$(408,759)	$218,423

The accompanying notes are an integral part of these financial statements.

NINE MILE SOFTWARE, INC.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)
			From Inception
			on November 30,
	For the Nine Months Ended		2006 Through
	September 30,		September 30,
	2009	2008	2009

OPERATING ACTIVITIES

Net loss	$(211,942)	$(103,085)	$(408,759)

Adjustments to reconcile net loss to net cash
used by operating activities:
Fair value of options granted	32,529	-	50,601
Amortization expense	89	-	89
Common stock issued for services	880	-	880
Changes in operating assets and liabilities:
Change in prepaid expenses	(5,000)	-	(5,000)
Change in accounts payable	(7,747)	(1,719)	2,040

Net Cash Used in
Operating Activities	(191,191)	(104,804)	(360,149)

INVESTING ACTIVITIES

Copyright costs incurred	-	-	(1,190)

Net Cash Used in
Investing Activities	-	-	(1,190)

FINANCING ACTIVITIES

Proceeds from common stock issued	-	499,991	575,701

Net Cash Provided by
Financing Activities	-	499,991	575,701

NET INCREASE (DECREASE) IN CASH	(191,191)	395,187	214,362

CASH AT BEGINNING OF PERIOD	405,553	49,158	-

CASH AT END OF PERIOD	$214,362	$444,345	$214,362

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

NINE MILE SOFTWARE, INC.

(A Development Stage Company)

Notes to the Financial Statements

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2009 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2008 financial statements as restated. See Note 6. The results of operations for the period ended September 30, 2009 and 2008 are not necessarily indicative of the operating results for the full years.

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

NINE MILE SOFTWARE, INC.

(A Development Stage Company)

Notes to the Financial Statements

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

In May 2009, the FASB issued SFAS 165 (ASC 855-10) entitled “Subsequent Events”. Companies are now required to disclose the date through which subsequent events have been evaluated by management. Public entities (as defined) must conduct the evaluation as of the date the financial statements are issued, and provide disclosure that such date was used for this evaluation. SFAS 165 (ASC 855-10) provides that financial statements are considered “issued” when they are widely distributed for general use and reliance in a form and format that complies with GAAP. SFAS 165 (ASC 855-10) is effective for interim and annual periods ending after June 15, 2009 and must be applied prospectively. The adoption of SFAS 165 (ASC 855-10) during the quarter ended September 30, 2009 did not have a significant effect on the Company’s financial statements as of that date or for the quarter or year-to-date period then ended. In connection with preparing the accompanying unaudited financial statements as of September 30, 2009 and for the quarter and nine month period ended September 30, 2009, management evaluated subsequent events through the date that such financial statements were issued (filed with the SEC).

In June 2009, the FASB issued SFAS 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. (“SFAS 168” pr ASC 105-10) SFAS 168 (ASC 105-10) establishes the Codification as the sole source of authoritative accounting principles recognized by the FASB to be applied by all nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS 168 (ASC 105-10) was prospectively effective for financial statements issued for fiscal years ending on or after September 15, 2009 and interim periods within those fiscal years. The adoption of SFAS 168 (ASC 105-10) on July 1, 2009 did not impact the Company’s results of operations or financial condition. The Codification did not change GAAP, however, it did change the way GAAP is organized and presented. As a result, these changes impact how companies reference GAAP in their financial statements and in their significant accounting policies. The Company implemented the Codification in this Report by providing references to the Codification topics alongside references to the corresponding standards.

With the exception of the pronouncements noted above, no other accounting standards or interpretations issued or recently adopted are expected to have a material impact on the Company’s financial position, operations or cash flows.

NINE MILE SOFTWARE, INC.

(A Development Stage Company)

Notes to the Financial Statements

NOTE 4- STOCK PURCHASE OPTIONS

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

The Company accounts for stock purchase options in accordance with Accounting Standards Codification (“ASC”) Topic 718. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model. The following weighted average assumptions used for grants in the year ended December 31, 2007: dividend yield of zero percent; expected volatility of 100.%; risk-free interest rates of 5.35% and expected life of 5.0 years. The Company recognized no expense for the fair value of the options granted during 2007 because management has determined the performance conditions are currently improbable of occurring.

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

Under ASC Topic 718, the Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model. The following weighted average assumptions used for grants in the nine months ended September 30, 2009 and the year ended December 31, 2008: dividend yield of zero percent; expected volatility of 100%; risk-free interest rates of 3.35% and expected life of 3.0. For the nine months ended September 30, 2009 and 2008,the Company recognized $32,529 and $0 of expense for the fair value of the options granted during 2009 and 2008, respectively.

As of September 30, 2009, there was $529,079 of total unrecognized cost related to non-vested stock purchase options with a weighted average recognition period of 3.31 years.

A summary of the status of the Company’s stock option plans as of September 30, 2009 and December 31, 2008 and the changes during the period are presented below:

	2009	2008
	Shares	Shares
Unexercised options, beginning of year	950,000	610,000
Stock options issued during the year	-	340,000
Stock options expired	-	-
Stock options exercised	-	-
Unexercised options, end of year	950,000	950,000

  NOTE 5 – STOCK COMPENSATION

On August 28, 2009 the Company issued 2,513 shares of common stock at $0.35/share to its Chief Technology Officer as compensation. The Company recognized $880 as compensation expense.

NINE MILE SOFTWARE, INC.

(A Development Stage Company)

Notes to the Financial Statements

NOTE 6 – RESTATED FINANCIAL STATEMENTS

The Company has restated its financial statements for the year ended December 31, 2008 to reflect an adjustment in the volatility used to compute the value of options granted. The adjustment resulted in an increase in additional paid in capital and accumulated deficit of $17,167. The adjustment had no effect on the statement of operations of the Company for the 3 months and 9 months ended September 30, 2008. A comparison of the Company’s balance sheet before and after the adjustment is as follows:

BALANCE SHEETS
ASSETS

	December 31,	December 31,
	2008	2008
	(original)	(restated)
CURRENT ASSETS
Cash	$405,553	$405,553
Total Current Assets	405,553	405,553
OTHER ASSETS
Copyrights, net	1,190	1,190
Total Other Assets	1,190	1,190

TOTAL ASSETS	$406,743	$406,743

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$9,787	$9,787
Total Current Liabilities	9.787	9,787

STOCKHOLDERS' EQUITY
Common stock; 50,000,000 shares authorized, at
$0.001 par value, 2,596,288 and 2,596,288
shares issued and outstanding, respectively	2,596	2,596
Additional paid-in capital	574,010	591,177
Deficit accumulated during the development stage	(179,650)	(196,817)
Total Stockholders' Equity	396,956	396,956
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$406,743	$406,743

NOTE 7 – SUBSEQUENT EVENTS

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Company’s management, events that have occurred after September 30, 2009, up until the issuance of the financial statements, which occurred on November 19, 2009.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-Q.

Plan of Operation

Since our inception in November 2006, we have been developing the TradeWarrior rebalancing software and anticipate completing the software for commercialization within the next four to five months. TradeWarrior is a portfolio rebalancing and trade generation program created for financial and investment advisory firms. It is designed to help advisors quickly and efficiently trade a large number of client accounts to an assigned “target model”.

In June 2009, we successfully launched the beta version of TradeWarrior Express, the free demo version of TradeWarrior that will be installed with every FinFolio license that is sold. Management anticipates the final release of TradeWarrior Express will coincide with the full release of the FinFolio Portfolio Management System, which is expected to be released at the end of the 4th Quarter 2009. We are writing the program in a robust programming language to map out and optimize the logic flows of the program to make TradeWarrior a commercially viable product. Management anticipates launching a beta version of TradeWarrior Small Business in the 4th Quarter 2009, and anticipates completing the first commercially available version of TradeWarrior for launch in the 1st Quarter 2010. After the launch of TradeWarrior Small Business, the company will begin development on TradeWarrior Ultimate, which will be the full-featured version of TradeWarrior. Management anticipates launching TradeWarrior Ultimate in the 3rd Quarter 2010, but it will be largely dependent on sales of TradeWarrior Small Business and/or additional funds being available. During our development period, a beta group of 10 -15 RIA users that we have previously identified will be using the program and providing industry feedback. This is essential to gain perspective and insight into the industry needs in a real time feedback loop in order to adjust the program to real life needs of end users.

After a successful beta iteration period, we will prepare to launch the TradeWarrior product commercially. The goal of management is to launch no later than the 1st Quarter 2010. We continue to use proceeds from our public offering to develop TradeWarrior. If necessary, we may seek additional funding in the future to further accelerate the development and launch of TradeWarrior into the marketplace.

Following the launch of the TradeWarrior, we plan to develop the client relation management (“CRM”) database. Most investment advisory firms have a CRM database that is used to store general client information such as names, mailing and e-mail addresses and account numbers. It is also used to keep track of client contacts, such as letters sent, e-mails, and phone calls, client financial planning information, and prospects and business contacts. We do not plan to use proceeds from our public offering to develop a CRM product, but we expect to develop and market the CRM product when sufficient cash flows from TradeWarrior sales are realized. Adding CRM capability to TradeWarrior is a potential area of expansion for our business.

We do not expect to make major capital expenditure for completing development and marketing TradeWarrior. We do anticipate an increase in employees if and when TradeWarrior is completed and marketed successfully. In preparing to commence marketing TradeWarrior, management will assess the potential demand for up to two customer service personnel to assist in responding to new customers’ questions, orientation and installation of programs. In addition, we will assess the potential demand to hire additional programmers to speed development of functionality within TradeWarrior. Management believes we could be generating revenue within the first quarter or two after we commercially release TradeWarrior Small Business.

Results of Operations and Liquidity and Capital Resources

We have not realized revenues since inception. For the three-month period ended September 30, 2009 (“third quarter”), we realized a net loss of $75,703, or ($0.03) per share, compared to a net loss of $23,944, ($0.01) per share, for the three-month period ended September 30, 2008. The increase in net loss for the third quarter of 2009 is attributed to the 182% increase in general and administrative expenses from $27,161 in 2008 to $76.668 in 2009, primarily due to hiring our CEO full time at the end of 2008 and other corporate expenses relating to the cost of being public including an increase in stock based compensation.

For the nine months ended September 30, 2009, our net loss was $211,942, or ($0.08) per share, a 105% increase from the net loss of $103,085, ($0.05) per share, for the nine months ended September 30, 2008. The increased net loss for the 2009 period is primarily attributed to the 92% increase in general and administrative expenses, from $109,532 in 2008 to $210,490 in 2009, due to hiring our full-time CEO and CTO at the end of 2008, together with other corporate expenses relating to the cost of being public including an increase in stock based compensation. Also, the net loss for the first nine months of 2009 included $5,464 in research and development expenses compared to $0 for the first nine months of 2008 and a decrease in interest income from $6,447 for the 2008 period to $4,012 for the 2009.

At September 30, 2009, we had total assets of $220,463, primarily in cash, and stockholders’ equity of $218,423, compared to total assets of $406,743 and stockholders' equity of $396,956 at December 31, 2008. The decrease in total assets and stockholders' equity at September 30, 2009 is attributed to expenditures related to the development of the TradeWarrior program during the first three quarters of 2009. We did not realize any cash proceeds from financing activities during the first nine months of 2009 compared to realizing $499,991 from the sale of our common stock during the first nine months of 2008.

At September 30, 2009, our working capital decreased to $217,322 compared to $395,766 at December 31, 2008, primarily due to the $191,191 decrease in cash. We anticipate meeting our working capital needs during the remainder of 2009 with the remaining proceeds from our public offering. We have no other agreements or arrangements for additional funding and there can be no assurance any such funding will be available to us, or if available, such funding will be on acceptable or favorable terms to us.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, have concluded that as of September 30, 2009, our disclosure controls and procedures were not effective due to certain assumptions used to calculate the volatility in computing the value of options granted during 2008 and reported in our financial statements at December 31, 2008. Accordingly, we have restated our balance sheet of December 31, 2008 to reflect the adjusted calculation of the value of options granted. This may be considered a material weakness in our internal controls over financial reporting.

In light of the above, we are developing a plan to ensure that in working with our independent consultants, who assist in the preparation of the reports and financial statements, we fully assess the assumptions used in making future calculations so as to arrive at the best possible results to be included in our financial statements and requisite reports. We also plan to allot sufficient time and resources to conduct management’s review of internal control over financial reporting prior to the end of the fiscal year ending December 31, 2009 and to timely file our “Management’s Report on Internal Control Over Financial Reporting” in our Annual Report on Form 10-K for the year ending December 31, 2009.

Changes in Internal Control Over Financial Reporting. Management has evaluated whether any change in our internal control over financial reporting occurred during the third quarter of fiscal 2008. Based on its evaluation, management, including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the third quarter of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the period ended September 30, 2009, we issued 2,513 shares of our authorized, but previously unissued common stock to our Chief Technical Officer for services rendered. The shares were valued at $0.35 per share and were issued in a private, non-public, isolated transaction pursuant to exemption from registration provided by Section 4(2) of the Securities Act of 1933.

Item 3.	Defaults Upon Senior Securities

This Item is not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

This Item is not applicable.

Item 5.	Other Information

On November 13, 2009, our board of directors concluded that it would be necessary to restate the company’s balance sheet for the year ended December 31, 2008 to reflect an adjustment in the volatility used to compute the value of options granted. The adjustment resulted in an increase in additional paid in capital and accumulated deficit of $17,167. The adjustment had no effect on the statements of operations for the three months and nine months ended December 31, 2008. Accordingly, our financial statements for the year ended December 31, 2008 should no longer be relied upon. The restated balance sheet at December 31, 2008 is presented herein as Note 5 to our financial statements and will also be included as a part of our upcoming Form 10-K filing for the year ending December 31, 2009. We have discussed this matter with our independent registered public accounting firm.

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

NINE MILE SOFTWARE, INC.

Date: November 19, 2009	By: /S/	DAMON DERU______________
Damon Deru
C.E.O. and Director

Date: November 19, 2009	By: /S/	MICHAEL CHRISTENSEN_____
Michael Christensen
Secretary and Director
(Principal Accounting Officer)