Form 10-Q/A
period 2009-09-30
NINE MILE SOFTWARE, INC.
filed 2010-02-17
CIK 1398004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1

to

FORM 10-Q/A

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

Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                                                  Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of February 12, 2010

Common Stock, $0.001 par value	2,598,801

TABLE OF CONTENTS

Heading	Page

PART I	—	FINANCIAL INFORMATION

Item 1.	Financial Statements	3

Item 6.	Exhibits	12

Signatures	13

EXPLANATORY NOTE

This Amendment No. 1 to Nine Mile Software, Inc.’s Quarterly Report on Form 10-Q/A for the fiscal quarter ended September 30, 2009, filed with the SEC on November 19, 2009, is being filed to correct an error under Item 1, Financial Statements. The Edgarized version of the balance sheet as filed contained certain erroneous information that did not reflect the actual balance sheets. Except with respect to the referenced correction, this Amendment No. 1 does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures affected by subsequent events.

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

NINE MILE SOFTWARE, INC.

FINANCIAL STATEMENTS

September 30, 2009 and December 31, 2008

NINE MILE SOFTWARE, INC.
(A Development Stage Company)
Balance Sheets

ASSETS

	September 30,	December 31,
	2009	2008
	(unaudited)	(unaudited)
		(restated)
CURRENT ASSETS

Cash	$214,362	$405,553
Prepaid expenses	5,000	-

Total Current Assets	219,362	405,553

OTHER ASSETS

Copyrights, net	1,101	1,190

Total Other Assets	1,101	1,190

TOTAL ASSETS	$220,463	$406,743

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$2,040	$9,787

Total Current Liabilities	2,040	9,787

STOCKHOLDERS' EQUITY

Common stock; 50,000,000 shares authorized, at
$0.001 par value, 2,598,801 and 2,596,288
shares issued and outstanding, respectively	2,599	2,596
Additional paid-in capital	624,583	591,177
Deficit accumulated during the development stage	(408,759)	(196,817)

Total Stockholders' Equity	218,423	396,956

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$220,463	$406,743

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

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through November 18, 2009, the date of original issuance, and through February 16, 2010, the date of reissuance.  The Company has concluded that no recognized or non-recognized subsequent events have occurred since the quarter ended September 30, 2009.

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

NINE MILE SOFTWARE, INC.

Date: February 16, 2010	By: /S/	DAMON DERU
Damon Deru

C.E.O. and Director

Date: February 16, 2010	By: /S/	MICHAEL CHRISTENSEN__________
Michael Christensen

Secretary and Director

(Principal Accounting Officer)