Form 10-K
period 2009-12-31
NINE MILE SOFTWARE, INC.
filed 2010-04-14
CIK 1398004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2009

☐	Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission File Number:	333-143039

NINE MILE SOFTWARE, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-8006878
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

579 West Heritage Park Blvd. #220C, Layton, Utah 84041
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(888) 660-6568 Ext. 201

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act                    Yes ☐ No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing sales price, or the average bid and asked price on such stock, as of June 30, 2009, the last business day of the registrant’s most recently completed second quarter, was $732,401. Shares of the registrant’s common stock held by each executive officer and director and by each entity or person that, to the registrant’s knowledge, owned 10% or more of registrant’s outstanding common stock as of June 30, 2009 have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock outstanding as of March 28, 2010 was 2,598,801.

DOCUMENTS INCORPORATED BY REFERENCE

A description of "Documents Incorporated by Reference" is contained in Part IV, Item 15.

Nine Mile Software, Inc.

TABLE OF CONTENTS

Page
PART I

Item 1.	Business	3

Item 1A.	Risk Factors	10

Item 1B.	Unresolved Staff Comments	14

Item 2.	Properties	14

Item 3.	Legal Proceedings	14

Item 4.	Submission of Matter to a Vote of Security Holders	14

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer
Purchases of Equity Securities	14

Item 6.	Selected Financial Data	16

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 8.	Financial Statements and Supplementary Data	19

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	19

Item 9A(T).	Controls and Procedures	19

Item 9B	Other Information	21

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	21

Item 11.	Executive Compensation	23

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related
Stockholder Matters	24

Item 13.	Certain Relationships and Related Transactions and Director Independence	25

Item 14.	Principal Accounting Fees and Services	25

PART IV

Item 15.	Exhibits, Financial Statement Schedules.	26

Signatures

                                                                                              PART I

Item 1.	Business.

History

Nine Mile Software, Inc., a Nevada corporation, was organized on November 30, 2006 to engage in the development and marketing specialized software to be used in the financial industry. In November 2007, we commenced an initial public offering of a minimum of 214,290 and a maximum of 714,290 shares of our common stock on a self-underwritten, best efforts basis. A total of 714,288 shares were sold at the offering price of $0.70 per share, for gross proceeds of $499,991.

Our principal executive offices are located at 579 W. Heritage Park Blvd., Suite #220C, Layton, Utah 84041 and our telephone and fax number is (888) 660-6568.

Since inception in November 2006, we have been developing the TradeWarrior rebalancing software and anticipate completing the software for commercialization during the second quarter of 2010. TradeWarrior is a portfolio rebalancing and trade generation program created for brokerage and investment advisory firms. It is designed to help advisors quickly and efficiently trade a large number of client accounts to an assigned “target model”. TradeWarrior will be primarily marketed to independent Registered Investment Advisors (“RIAs”).

In February 2010, we successfully launched the beta version of TradeWarrior Small Business. Management anticipates the final release of TradeWarrior Small Business will coincide with the full release of the FinFolio Portfolio Management System, expected to be released in the second quarter 2010. We are writing the program in a robust programming language to map out and optimize the logic flows of the program to make TradeWarrior a commercially viable product.

After launching the TradeWarrior Small Business, we plan to begin development on TradeWarrior Ultimate, which will be the full-featured version of TradeWarrior. Management anticipates launching TradeWarrior Ultimate in the 3rd Quarter 2010, but it will be largely dependent on sales of TradeWarrior Small Business and/or additional funds being available. During the development period, a beta group of 5-10 RIA users will be using the program and providing industry feedback. This is essential to gain perspective and insight into the industry needs in a real time feedback loop in order to adjust the program to real life needs of end users.

We also plan to develop the client relation management (“CRM”) database. Most investment advisory firms have a CRM database that is used to store general client information such as names, mailing and e-mail addresses and account numbers. It is also used to keep track of client contacts, such as letters sent, e-mails, and phone calls, client financial planning information, and prospects and business contacts. We do not plan to use proceeds from our public offering to develop a CRM product, but we expect to develop and market the CRM product when sufficient cash flows from TradeWarrior sales are realized. Adding CRM capability to TradeWarrior is a potential area of expansion for our business.

We do not expect to make major capital expenditure for completing development and marketing TradeWarrior. We do anticipate an increase in employees if and when TradeWarrior is completed and marketed successfully. In preparation for marketing TradeWarrior, management will assess the potential demand for up to two customer service personnel to assist in responding to new customers’ questions, orientation and installation of programs. In addition, we will assess the potential demand to hire additional programmers to speed development of functionality within TradeWarrior. Management believes we could be generating revenue within the first quarter or two after we commercially release TradeWarrior Small Business.

Current Business

TradeWarrior Rebalancing Program

The TradeWarrior software is a portfolio rebalancing and trade generation program created for financial and investment advisory firms. It is designed to help advisors quickly and efficiently trade a large number of client accounts to a model portfolio. Generally an investment advisor will create a model portfolio of stocks, bonds & mutual funds depending on the client’s risk tolerance. Over time, however, the client’s portfolio becomes out of balance in relation to the model portfolio as the market fluctuates and advisors change their desired allocations. For example, if the stock market has a good year and equities advance 15% while the bond market drops 5%, the client’s portfolio may be over-weighted in stocks and under-weighted in bonds. It becomes incumbent upon the advisor to generate trades to bring the accounts back in balance with the model portfolio.

Below is a very simple illustration of what is necessary to rebalance a client’s portfolio to the desired model portfolio:

Client’s Portfolio	Model Portfolio	Trades Required
25% A Fund	30% A Fund	Buy 5% A Fund
50% B Fund	40% B Fund	Sell 10% B Fund
25% C Fund	30% C Fund	Buy 5% C Fund

The TradeWarrior software helps facilitate this rebalancing process by downloading all of an advisor’s account positions into the program from their custodian(s). The program then compares what is currently held in the account against the model portfolio and generates the necessary trade file to be uploaded back to the custodian where the trades will be executed. It’s estimated that manually rebalancing a client’s portfolio takes 15 to 20 minutes per client. TradeWarrior cuts this time down to one or two minutes per client on average. The program also reduces human error because it runs all the calculations and generates an electronic trade file, thereby reducing human error from manually entering trades to the custodian.

Program Features & Benefits

Although the above example gives the appearance of a simple process, in reality there are many variables and complexities. To address these issues, TradeWarrior offers certain features that advisors need in such a program. Below are a few of the key features of TradeWarrior.

Household Rebalancing

The TradeWarrior program trades accounts on a household or portfolio level. Typically an advisors client will have multiple accounts with an advisor. TradeWarrior will apply the model portfolio across all of a client’s accounts versus applying the model portfolio to each individual account. Thus, generally a client will only have a certain fund in one account versus the same fund in all accounts. This can generate tax efficiency and possibly lower trading costs. The program also facilitates tax sensitive trading. For instance, most advisors like to place income-generating funds in tax-deferred accounts such as IRAs. This could reduce a client’s tax bill and helps the advisor add value to the client. Some competitive programs on the market trade only on an account level. This means that an advisor using an account based program holds the same funds in all accounts, when some funds are better suited for a taxable or tax-deferred account. TradeWarrior meets the needs of advisors by trading on a household level.

Taxable, Tax-deferred, and Tax-Free Accounts

TradeWarrior’s ability to facilitate household level trading allows advisors to place some funds in taxable accounts and some funds in tax-deferred or tax-free accounts, which is generally accepted to be good financial planning. TradeWarrior facilitates this need by allowing the advisor to “rank” the funds being used in their model portfolio by order of their perceived tax efficiency. This flexibility allows the advisor to use the most advantageous ranking system. This feature is completely customizable by the advisor.

Closed Funds

Some firms have mutual funds in their portfolios that are closed to new investors. This poses a trading problem because the advisor may want to keep their existing clients in the closed fund, but need to invest their new clients in an alternate fund. TradeWarrior facilitates this by allowing the advisor to keep closed funds for existing clients and automatically uses an alternate open fund for new clients.

“Do Not Sell” Securities

Some advisory clients have certain securities that they do not want to sell for tax or other reasons, but that security does not fit into an advisors model portfolio. TradeWarrior solves this problem by creating “Do Not Sell” restrictions. The restriction can be set on a firm-wide level that will restrict selling that security for all of an advisor’s accounts. The restriction can also be set on the account level that will restrict selling that security for that particular account. When rebalancing accounts, TradeWarrior will automatically exclude these do not sell securities and allocate the remaining funds in a client’s account. This allows for seamless trading without the need for the advisor to continually make manual adjustments. It also could help reduce trading errors from an advisor accidentally selling a security that was not supposed to be sold.

Cash Management

Managing a client’s cash generally consumes much of the day-to-day trading activity of an investment advisory firm. There are many different cash scenarios that need to be accounted for. For instance, advisors typically have clients who make regular cash withdrawals from their accounts. TradeWarrior helps monitor this process to assure that cash will be available for withdraw, and assist the advisor in placing trades if necessary. Another common day-to-day task is investing new cash that is deposited, or withdrawing cash for one-time disbursements. TradeWarrior helps facilitate the monitoring of cash activities along with assisting the advisor in placing any necessary trades to keep the client in line with their target model. Another cash management feature allows the advisor to set a “cash minimum” on the account to ensure a minimum level of cash is in a particular account.

Estimated Tax Consequences of Trades

This feature analyzes the proposed trades against a clients cost basis on their positions. This feature allows the advisor to analyze all the proposed trades and recommend trades that will lower the client’s tax bill as much as possible. For instance, a client may need to sell a portion of a security that he holds in two taxable accounts. In one account the position has a short-term capital gain and in the other account the position has a long-term capital gain on it. TradeWarrior’s logic would automatically recommend selling the position with the long-term capital gain, thus lowering the client’s tax bill. This is one example of how TradeWarrior can equate into real world savings and tax efficiency for an investment advisor’s clients.

Business Strategy

TradeWarrior Versioning

As part of the overall business strategy, we are releasing two versions of TradeWarrior at different price points. The two versions respectively are, TradeWarrior Small Business and TradeWarrior Ultimate. TradeWarrior is the only rebalancing program in the industry to offer different versions of its software.

TradeWarrior Small Business is designed to be the entry-level version of TradeWarrior. It will be designed with smaller advisory shops as the target market. The goal with Small Business version is to offer small to mid-size shops an affordable rebalancing system. This version will include many of the features and settings that investment advisors desire to customize their trading and rebalancing preferences. This version is in the final stages of beta testing, with an anticipated full release in the 2nd Quarter 2010.

TradeWarrior Ultimate will be our full-featured version that is designed for larger advisory shops and industry outsourcing firms. This will be our Enterprise level application designed for firms that need to rebalance large numbers of accounts. This version will include some of our more advanced trading functionality such as estimating tax consequences of trades and options, margin, and short trading capabilities. This version is anticipated to be released in the 3rd Quarter 2010.

“Whitebox” version of TradeWarrior. In addition to the versions of TradeWarrior sold as a plug-in within FinFolio, TradeWarrior will also be developed and sold as a “whitebox” version, meaning they will be available to users who are not using the FinFolio Portfolio Management System. This version will run atop the FinFolio framework, but some key components will be removed so that it can’t be used as a Portfolio Management System, only a Rebalancing system. We anticipate this version will be released shortly after our commercial release of TradeWarrior Small Business. A major focus by management in 2010 will be to integrate this version of TradeWarrior with the other large Portfolio Management Systems in the industry. This version will open the market for TradeWarrior to the majority of investment advisory firms in the country using any major Portfolio Management System.

FinFolio Partnership

On December 31, 2008, Nine Mile Software signed a Partnership Agreement with FinFolio. The partnership between the two companies represents a major collaboration of software technologies. Nine Mile

Software's TradeWarrior program will be integrated onto the FinFolio platform. It will be the first independent rebalancing program in the industry to be completely integrated with a Portfolio Management System. Due to the integration with FinFolio, TradeWarrior development was pushed further back than the initial development schedule announced by management. Nine Mile Software management believed the Partnership offered a stronger software suite and enhanced marketing opportunities, and was worth the delay in initial development plans. Due to the Partnership with FinFolio, Nine Mile Software has abandoned initial plans to develop their own Portfolio Management System. This development is no longer necessary since TradeWarrior will be a coupled within a powerful and open Portfolio Management System.

From the user's perspective, this integration increases efficiency and accuracy, as it eliminates duplicate data entry into two separate databases. A trial version of TradeWarrior Small Business will be offered to all FinFolio users. FinFolio users will then have the option to purchase TradeWarrior Small Business or upgrade TradeWarrior Ultimate. FinFolio (www.finfolio.com) is currently developing an open architecture portfolio accounting program designed for investment advisory and brokerage firms. FinFolio's founder, Matt Abar, has been creating software for advisors, brokers and planners for 17 years and has been successful in several technology ventures. Mr. Abar was the creator and CEO of Techfi, which established several milestones in the wealth management industry. Techfi developed the first commercially available client/server portfolio management software (Portfolio 2000), and the industry's first web-based portfolio management service bureau (AdvisorMart.com). First Trust/FISERV and Morningstar were Techfi shareholders when the company was sold in 2002 to Advent Software for $23M.

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

The company does not plan to use proceeds from the initial public offering to develop a CRM product, but it is expected to develop and market the CRM product when sufficient cash flows from TradeWarrior sales are realized. Adding CRM capability to TradeWarrior is a potential area of expansion for the business due to some of the following reasons:

•    Advisors generally look to reduce the number of databases. Under current conditions, adding TradeWarrior to their business will increase the number of databases they need to maintain. Elimination of this hurdle will be a top development priority as a plan to offer a CRM program as an additional plug-in on the FinFolio platform.

•    It will help insulate the company from competition. TradeWarrior’s current function is rebalancing and trade generation. Development of more robust product features will help distinguish TradeWarrior from competitors. Adding CRM capability to the suite of Nine Mile Software products will further enhance the product offering to the investment advisory market.

•   Many advisors may be reluctant to switch CRM database systems because of the large time commitment required to do such. However, the benefit of combining database functionality should help overcome this hurdle.

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

Billing Capability

Currently there are many options for billing clients in the investment advisory market. Most major CRM and Portfolio Reporting programs come bundled with billing software incorporated into it. We envision bundling the billing program with the CRM program if and when it is released. The billing program is already under development internally. Though there are many billing options available to advisors, we plan to add features such as commission payouts, customizable advisor payouts, and non-sufficient funds tracking on client accounts. To our knowledge these features do not exist in the marketplace.

Marketing

To date the company has undertaken only limited marketing activities, but intends to increase marketing TradeWarrior as soon as development is finalized.

The target market will be the investment advisory market that includes RIAs, brokers and other financial consultants and outsourcing firms. The intent is to generate leads from known advisory lists and registrars, ads in trade publications, trade shows and our website www.ninemilesoftware[dot]com. The initial marketing strategy is designed around scheduling a demonstration of the software to the principal decision makers in a firm. The emphasis of the marketing will focus on the value, timesavings and functionality of TradeWarrior. A key marketing point will stress the flexibility of the program and the hands-on service approach. Initial marketing efforts will concentrate on the advisory market in the U.S. because it is the largest advisory market in the world and because of the familiarity of the marketplace. After establishing a position in the U.S. market and as necessary funds are available, the company may explore the possibility of expanding into Canada, Europe, and elsewhere.

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

Direct Mail/Email & Phone Campaign

A primary initial marketing campaign will begin with a direct mail and phone campaign, which is one of the most targeted and cost effective approaches. A cover letter and a professionally prepared marketing piece will be mailed or emailed to the key decision makers in a firm and then follow up phone calls whenever possible. The goal of this process is to invite qualified buyers to sit through a demonstration of the software with a company representative that can give a customized overview of the program and can answer any questions or concerns the prospect may have on a very individualized basis.

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

Trade Shows

A key marketing plan will be attending and sponsoring the various trade shows that are usually hosted by national brokerage firms, trade publications and professional associations. These shows offer an effective way to meet face-to-face with investment advisors and demonstrate TradeWarrior on the spot. The typical cost to participate in these shows ranges from $7,500 to $20,000 per show. Initially trade shows will be attended sparingly due to the high marketing cost, and evaluations will be made after every show to measure their effectiveness.

Nine Mile Software sponsored and attended their first trade show in the 1st quarter of 2009. The conference they attended was the 2009 Technology for Today(T3) conference. They subsequently attended the 2010 T3 Conference in February 2010 in San Diego, CA. The founders of T3 are Joel Bruckenstein and David Drucker, who are well respected journalists covering technology and software for investment advisors. They have written articles for publications such as, The Wall Street Journal, New York Times, Business Week, The Washington Post, Financial Planning, Morningstar Advisor, and Wealth Manager, to name a few. In addition to this, they publish their own newsletter, Technology Tools for Today, upon which this yearly conference is based. With the sponsorship, Nine Mile Software was able to set up a trade show booth to demonstrate their flagship rebalancing program, TradeWarrior. This gave them the opportunity to talk with and demonstrate the abilities of TradeWarrior to investment advisors, brokers, and other software vendors.

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

Industry Affiliations with other Software Vendors

In December 2008, we signed a major Joint Venture Agreement with FinFolio. Management will continue pursuing possible affiliations and/or joint ventures with other software vendors in the industry. This strategy offers upside potential to both firms as we could cross-sell each other’s software, which could possibly make both software packages more competitive. It’s believed this is a cost effective way to market and gain market recognition and retention. A major focus by management in 2010 will be to form other industry affiliations.

Distribution and Payment

The program will be available for download on our website and physical discs will not be produced. This will keep costs down because there will be no cost for disc production and delivery. Every client who uses the program will have Internet access since the program is a tool to generate trade files for online trading. When a client purchases the program, they will be given access to download the program from the website. If they ever needed additional copies, they could easily go to the website and download the program again. Online purchases will also be facilitated on the website using a credit card or bank EFT service. Nine Mile Software will outsource the payment processing to an unaffiliated 3rd party so they will not house any client financial information that could become a liability. Paper checks will also be accepted for firms wishing to use this option.

Pricing

It’s anticipated that the price of TradeWarrior software will be one of its main selling points. While final pricing hasn’t been set, it’s planned to use a simple “Assets Under Management” (AUM) pricing model. This pricing model will contain a base price plus a set flat percentage that would be charged depending on the size of the investment firm determined by its AUM. This keeps the pricing model simple and fair to end clients. It also allows fees to stay level with the size of the client, meaning if their business grows or contracts, so do the fees. A first year one time training and implementation fee will also be charged depending on the amount of data to be converted and number of people to be trained. It’s anticipated that the price will compete favorably with our competitors.

It’s expected that the Return on Investment Technology (ROIT) for customers using TradeWarrior will be realized quickly. We project that it currently takes an advisor twenty minutes to manually rebalance a client, and that TradeWarrior will take approximately two minutes per client. That equals a time savings of 18 minutes per client. Many advisors average $80 - $120/hour, and depending on the number of clients they manage and how often they rebalance, they should quickly realize the return on their investment in TradeWarrior. We also feel that reduced trading errors and the ability to trade quickly will equate to additional savings for users. There could also be quantifiable tax savings for advisors clients by using a rebalancing system.

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

Kunzler & Associates has conducted a patent search to help determine the patentability of TradeWarrior. The possibility of seeking patent protection is being assessed. If the Board of Directors determines it is worth the time, effort and cost, they may seek certain patents, however there is no guarantee that a patent can be obtained. Additional protections for intellectual property will be pursued when new software is developed and related products are enhanced whenever feasible.

Employees & Contractors

Currently there are two full-time employees associated with Nine Mile Software, Inc: Damon Deru (CEO) and Ryan Sullivan (CTO). Our Board of Directors currently stands as follows: Damon Deru (CEO), Andrew Limpert (Chairman of the Board), and Michael Christensen (Secretary). Resumes can be found in Item 10 of this report. In addition to full time employees, the company uses contract employees to further the progress of development. Currently there are contracts in place with the following individuals/firms:

M. Glade Francis

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

Facilities

Our principal offices are located at: 579 W. Heritage Park Blvd. #220C, Layton, UT 84041. Our lease agreement includes furnishings, utilities, phone & internet service. The facilities also have additional available office space in the event our future business warrants expansion; we will be able to stay in our current location. We intend to expand our facilities at such time as our business and financial condition warrants.

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

Our independent registered public accountants have reviewed our financial data and information and rendered a statement that they have substantial doubt about our ability to continue as a going concern for the following reasons:

•    we have limited financial resources and have incurred a net loss since inception through December 31, 2009;

•	we have limited working capital and stockholders` equity; and

•    our ability to establish an ongoing source of revenues sufficient to cover operating costs and operate successfully is uncertain.

If we fail to produce revenues, our business could fail, we could cease operations and you would lose your entire investment.

Risks Relating to Our Business

We have a limited operating history, have not recorded revenues or operating profits since inception. If we are unable to generate sufficient revenues to pay expenses in the near future, our business may fail resulting in the loss of any money invested in our common stock.

We have a limited operating history and have not realized any revenues or operating profits since our inception in November 2006. We face all the risks and problems associated with businesses in their early stages in a competitive environment. Prospective investors have only limited information on which to make an evaluation of our prospects. We have not yet commenced commercial marketing of our principal product, the TradeWarrior portfolio rebalancing program. If we are unable to successfully market the TradeWarrior within a reasonable time, we may not be able to generate sufficient cash flows to meet operating expenses. Our prospects should be considered in light of the risks, expenses and difficulties frequently encountered in the establishment of any new business in a competitive environment.

As a public company our cost of doing business will increase because of necessary expenses, including compliance with SEC reporting requirements.

As a public company, we incur significant legal, accounting and other expenses to comply with certain SEC requirements and, in particular, the Sarbanes-Oxley Act of 2002. Sarbanes-Oxley and other rules implemented by the SEC, require management to assess its internal controls over financial reporting.

Management must invest significant time and energy to stay current with public company responsibilities, which limits the time they can apply to other tasks associated with operating our business. It is possible that the additional burden and expense of operating as a public company could hinder our ability to achieve profitability, which would cause our business to fail and our investors to lose all their money invested in our stock.

We estimate that being a public company costs us in excess of $25,000 annually. This is in addition to all other costs of doing business. It is important that we maintain adequate cash flow not only to operate our business, but also to pay the cost of remaining public. If we fail to pay public company costs as incurred, we could become delinquent in our reporting obligations and our shares may no longer remain qualified for quotation on a public market. Further, investors may lose confidence in the reliability of our financial statements causing our stock price to decline.

We may need additional capital to achieve our business goals, which may not be available at attractive terms, or at all.

We have anticipated that the proceeds from our initial public offering would be sufficient to complete development and commence marketing of the TradeWarrior program. However we may need additional funds in order to expand marketing efforts, continue with research and development, add additional research and marketing staff and acquire additional equipment. If cash flows from operations are insufficient to fund expected capital needs, or our needs are greater than anticipated, we will need to raise additional funds, possibly through private or public sales of equity securities or the incurrence of debt. Additional funding may not be available on favorable terms, or at all. If we borrow funds, we would likely be obligated to make periodic interest or other debt service payments and be subject to additional restrictive covenants. If we raise additional funds through public or private sales of equity securities, sales may be at prices below the market price of our stock and our stockholders would suffer significant dilution. Failure to secure additional capital, if needed, could force us to curtail our growth strategy, reduce or delay capital expenditures and downsize operations, which would have a material negative effect on our financial condition.

If we cannot successfully market TradeWarrior, we may not be able to realize sufficient revenues to continue operations.

We intend to use the proceeds from our initial public offering to market TradeWarrior. Because there’s only been limited marketing of TradeWarrior, actual results, if any, from our marketing efforts and planned operations are difficult to predict and could vary significantly due to factors we cannot presently control or predict. These factors could affect the size and viability of the potential market for TradeWarrior, marketing and sales costs, and the actual demand for the product. Our inability to successfully market TradeWarrior would likely cause our business to fail and cause investors in our common stock to lose their entire investment.

There is an uncertain market for TradeWarrior.

We are a new business and have no marketing history to accurately predict whether TradeWarrior will be accepted by the financial services industry, specifically RIAs, state registered advisors and financial planners. Further, we cannot predict whether there is sufficient demand for TradeWarrior for us to achieve and sustain profitability. If ultimately we are unable to achieve a viable and profitable market for TradeWarrior, our business would most likely fail and investors in our shares would lose their entire investment.

We expect to encounter several competitive software programs on the market.

In marketing the TradeWarrior software to financial service firms and investment advisors, we will encounter competition from other similar programs presently on the market. We believe our primary competitors are iRebal, Tamarac Advisor, RedBlack, Total Rebalance Expert and eAllocator. These competing software programs and others on the market may offer similar or superior features to TradeWarrior at a competitive price. Competitors may also be able to develop new or enhanced software that may be more efficient and less expensive than TradeWarrior. Further, competitors may develop proprietary positions that prevent us from successfully commercializing new software that we may develop. As a result, our software may not be able to compete successfully and new developments by others may render our software obsolete or uneconomical. If we fail to address competitive developments quickly and effectively, we will not be able to grow our business or remain a viable entity.

Our business could be adversely affected by economic developments in the financial services industry and/or the economy in general.

Marketing TradeWarrior will depend on the perceived demand for the application of this technology. TradeWarrior focuses on small to mid-tier registered investment advisory businesses. Therefore, we may be susceptible to downturns in the financial services industry and the economy in general. Any significant downturn in the market or in general economic conditions would likely negatively affect our business and your investment in our common stock.

Failure to retain the services of key personnel would adversely affect our business.

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

Our future success depends in part on our ability to protect and preserve proprietary rights related to our software. We currently are in the process of seeking appropriate proprietary protection for our developing software and resulting products and trademarks. We have obtained copyright protection on “TradeWarrior” and plan to continue to secure copyright protection as we make enhancements and changes to the program. We also have retained legal representation to conduct a patent search to help determine the patentability of TradeWarrior. We anticipate using proceeds from our initial public offering in seeking patent protection, if deemed feasible. However, there is no guarantee that we can actually obtain a patent. We will continue to pursue additional protections for our intellectual property as we develop new software and related products and enhance existing products. Our inability to obtain appropriate protections for our intellectual property may allow competitors to enter our markets and produce or sell the same or similar software and programs. Further, if we do obtain these protections, we may not be able to prevent third parties from using our software or other intellectual property rights and technology without our authorization. Enforcing intellectual property rights could be costly and time-consuming and could distract management’s attention from operating business matters.

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

There is currently a limited public trading market for our common stock on the OTC Bulletin Board under the ticker symbol “NMLE.” We cannot give any assurance that an active trading market will develop or be sustained. If an active trading market for our common stock does not develop, it would be difficult, if not impossible, for stockholders to liquidate their shares. Also, the trading price for our shares may be highly volatile and subject to significant fluctuations in response to variations in our quarterly operating results and other factors. These price fluctuations may adversely affect the liquidity of our shares, as well as the price that holders may realize for their shares upon any future sale.

We do not expect to pay dividends in the foreseeable future.

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

Future sales or the potential sale of a substantial number of shares of our common stock could cause our market value to decline.

We currently have 2,598,801 shares of our common stock outstanding. Shares sold in our public offering are considered freely tradable without restriction or further registration under the federal securities laws, unless held by affiliates. Sale of a substantial number of restricted shares in the public markets, or the perception that these sales may occur, could cause the market price of our common stock to decline and materially impair our ability to raise capital through the sale of additional equity securities.

Trading in our shares is subject to certain "penny stock” regulation.

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

Effective voting control is held by our current directors and two principal stockholders who have the ability to control future election of directors and the affairs of our company.

Our directors and two principal stockholders presently own approximately 60% of our outstanding shares. Accordingly, current directors and principal stockholders have the ability to elect all of our directors, who in turn elect all executive officers, and to control our business and other affairs without regard to the votes of other stockholders.

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

No matters were submitted to a vote of our securities holders during the fourth quarter of the fiscal year ended December 31, 2009.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock became eligible for trading on the OTC Bulletin Board during the fourth quarter of 2008, which permits price quotations for our shares to be published by that service. There is currently a limited public trading market for our shares trading under the OTCBB ticker symbol: “NMLE.” There has been only sporadic trades and the last reported trade on March 2, 2009 was at $0.50 per share. Set forth in the table below are the quarterly high and low bid prices of our common stock as obtained from the OTC Bulletin Board since the fourth quarter of 2008. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

High	Low

2008

Fourth Quarter	$1.00	$.74

2009

First Quarter	$0.82	$0.05
Second Quarter	$0.77	$0.50
Third Quarter	$0.55	$0.35
Fourth Quarter	$0.55	$0.35

As of the date hereof there are approximately 60 stockholders of record of our common stock.

Secondary trading of our shares may be subject to certain state imposed restrictions. Except for the OTC Bulletin Board, we have no immediate plans, proposals, arrangements or understandings with any person concerning the development of a trading market in any of our securities. The ability of individual stockholders to trade their shares in a particular state may be subject to various rules and regulations of that state. A number of states require that an issuer's securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state. Presently, we have no plans to register our securities in any particular state.

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

Rule 144

Currently we have outstanding an aggregate of 2,598,801 shares of common stock. The 714,288 shares issued in the 2008 offering are freely transferable without restriction under the Securities Act, excluding any shares purchased by a person who is or thereby becomes an affiliate of Nine Mile Software. All 1,882,000 shares outstanding prior to the offering were issued in private transactions without registration under the Securities Act and are deemed “restricted securities” as defined by Rule 144 under the Securities Act. Rule 144 is the common means for a stockholder to resell restricted securities and for affiliates, to sell their securities, either restricted or non restricted (control) shares. Rule 144 has been amended by the SEC, effective February 15, 2008.

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

Plan of Operation

Since inception in November 2006, we have been developing the TradeWarrior rebalancing software and anticipate completing the software for commercialization during the second quarter of 2010. TradeWarrior is a portfolio rebalancing and trade generation program created for brokerage and investment advisory firms. It is designed to help advisors quickly and efficiently trade a large number of client accounts to an assigned “target model”. TradeWarrior will be primarily marketed to independent Registered Investment Advisors (“RIAs”).

In February 2010, we successfully launched the beta version of TradeWarrior Small Business. Management anticipates the final release of TradeWarrior Small Business will coincide with the full release of the FinFolio Portfolio Management System, expected to be released in the second quarter 2010. We are writing the program in a robust programming language to map out and optimize the logic flows of the program to make TradeWarrior a commercially viable product.

After launching the TradeWarrior Small Business, we plan to begin development on TradeWarrior Ultimate, which will be the full-featured version of TradeWarrior. Management anticipates launching TradeWarrior Ultimate in the 3rd Quarter 2010, but it will be largely dependent on sales of TradeWarrior Small Business and/or additional funds being available. During the development period, a beta group of 5-10 RIA users will be using the program and providing industry feedback. This is essential to gain perspective and insight into the industry needs in a real time feedback loop in order to adjust the program to real life needs of end users.

We also plan to develop the client relation management (“CRM”) database. Most investment advisory firms have a CRM database that is used to store general client information such as names, mailing and e-mail addresses and account numbers. It is also used to keep track of client contacts, such as letters sent, e-mails, and phone calls, client financial planning information, and prospects and business contacts. We do not plan to use proceeds from our public offering to develop a CRM product, but we expect to develop and market the CRM product when sufficient cash flows from TradeWarrior sales are realized. Adding CRM capability to TradeWarrior is a potential area of expansion for our business.

We do not expect to make major capital expenditure for completing development and marketing TradeWarrior. We do anticipate an increase in employees if and when TradeWarrior is completed and marketed successfully. In preparation for marketing TradeWarrior, management will assess the potential demand for up to two customer service personnel to assist in responding to new customers’ questions, orientation and installation of programs. In addition, we will assess the potential demand to hire additional programmers to speed development of functionality within TradeWarrior. Management believes we could be generating revenue within the first quarter or two after we commercially release TradeWarrior Small Business.

Results of Operations and Liquidity and Capital Resources

We have not realized any revenues since inception on November 30, 2006. For the year ended December 31, 2009, we realized a net loss of $288,485, or $0.11 per share, compared to a net loss of $160,721, or $0.07 per share, for the year ended December 31, 2008. The net loss for 2009 is primarily attributed to the 100% increase in general and administrative expenses from $101,682 in 2008 to $203,847 in 2009. The increase was due an increase of approximately $73,000 in wages paid to the Company’s CTO and an additional $35,000 of fair value options granted to other Company management. We also increased our development costs such as purchasing 3rd party software to aid in the development of TradeWarrior.

At December 31, 2009, we had total assets of $154,785 and stockholders' equity of $148,457, compared to total assets of $406,743 and total stockholders' equity of $392,690 at December 31, 2008. The decrease in total assets and stockholders' equity at December 31, 2009 is attributed to 66% decrease in cash from $405,553 at December 31, 2008 to $138,604 at December 31, 2009, primarily due to hiring our CEO and CTO as full time employees along with increased development costs such as purchasing 3rd party software to aid in the development of TradeWarrior The decrease in cash during 2009 attributed to the increased loss for the year and also due to the $499,991 realized from the sale of common stock in 2008 compared to $0 in 2009.

At December 31, 2009, our working capital was $143,926, compared to $391,500 at December 31, 2008. We anticipate using two sources to meet our working capital needs during 2010. We plan to use the remaining proceeds from our initial public offering as well as raise new capital during 2010. No decision has been made as to whether the capital will be raised from equity or debt. We have no other agreements or arrangements for additional funding and there can be no assurance any such funding will be available to us, or if available, such funding will be on acceptable or favorable terms to us.

Going Concern Consideration

Because we are a relatively new company with limited assets and capital and no current revenues, we are relying on the proceeds of our initial public offering to launch our software product. Failure to raise adequate capital and generate adequate sales revenues could result in having to curtail or cease operations. Additionally, even if we do raise sufficient capital to support our operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable us to develop business to a level where it will generate profits and cash flows from operations. If our offering is not successful and we are unable to secure adequate alternative financing, there is substantial doubt about our ability to continue as a going concern.

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future. Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. We do not expect the provisions of ASU 2010-02 to have a material effect on our financial position, results of operations or cash flows.

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. We do not expect the provisions of ASU 2010-01 to have a material effect on our financial position, results of operations or cash flows.

In December 2009, the FASB issued Accounting Standards Update 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 167. (See FAS 167 effective date below.)

In December 2009, the FASB issued Accounting Standards Update 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 166.

In October 2009, the FASB issued Accounting Standards Update 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. This Accounting Standards Update amends the FASB Accounting Standard Codification for EITF 09-1.

In October 2009, the FASB issued Accounting Standards Update 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements. This update changed the accounting model for revenue arrangements that include both tangible products and software elements. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15,2010. Early adoption is permitted. We will reexamine the impacts of the provisions of ASU 2009-14 and its potential effect on our financial position, results of operations or cash flows when we begin to realize income.

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances that under existing US GAAP. This amendment has eliminated that residual method of allocation. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. We do not expect the provisions of ASU 2009-13 to have a material effect on our financial position, results of operations or cash flows of the company.

In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This update provides amendments to Topic 820 for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). It is effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. We not expect the provisions of ASU 2009-12 to have a material effect on our financial position, results of operations or cash flows.

In July 2009, the FASB ratified the consensus reached by EITF (Emerging Issues Task Force) issued

EITF No. 09-1, (ASC Topic 470) "Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance" ("EITF 09-1"). The provisions of EITF 09-1, clarifies the accounting treatment and disclosure of share-lending arrangements that are classified as equity in the financial statements of the share lender. An example of a share-lending arrangement is an agreement between the company (share lender) and an investment bank (share borrower) that allows the investment bank to use the loaned shares to enter into equity derivative contracts with investors. EITF 09-1 is effective for fiscal years that beginning on or after December 15,2009 and requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15,2009. Share-lending arrangements that have been terminated as a result of counterparty default prior to December 15, 2009, but for which the entity has not reached a final settlement as of December 15, 2009 are within the scope. Effective for share-lending arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15,2009. We do not expect the provisions of EITF 09-1 to have a material effect on our financial position, results of operations or cash flows.

We have adopted SFAS No. 123-R (ASC Topic 718) “Stock Based Compensation” effective January 1, 2006. Under the modified prospective transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123-R.

We have capitalized the costs of obtaining copyrights. We are amortizing the copyright costs over the estimated life of 10 years beginning January 1, 2009. We recorded amortization expense of $119 for the year ended December 31, 2009 and will record amortization expense of $119 for each of the next 10 years.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

This item is not required for a smaller reporting company.

Item 8.	Financial Statements and Supplementary Data.

This item is not required for a smaller reporting company.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On August 7, 2009, we dismissed Moore & Associates Chartered as our independent registered public accountants. None of the reports of Moore & Associates on our financial statements for either of the past two years contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles. During the two most recent fiscal years, there were no disagreements with Moore and Associates, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Moore and Associates, Chartered's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report on the registrant's financial statements.

On August 27, 2009, the PCAOB issued PCAOB Release No. 105-2009-006 revoking the registration of Moore & Associates, Chartered and barring Michael J. Moore, CPA, from being an associated person of a registered public accounting firm. The PCAOB imposed these sanctions on the basis of its findings concerning the alleged violations of Moore & Associates and Michael J. Moore of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, PCAOB rules and auditing standards in auditing the financial statements of three issuer clients from 2006 to 2008, PCAOB rules and quality controls standards, and noncooperation with a Board investigation. A copy of the PCAOB Release can be accessed at the PCAOB website at http://www.pcaobus[dot]org.

On August 7, 2009, we engaged the accounting firm of Seale and Beers, CPAs as our new independent registered public accounting firm. Our board of directors approved the dismissal of Moore & Associates Chartered and the engagement of Seale and Beers, CPAs. During the two most recent fiscal years and the interim periods preceding the engagement, we did not consult Seale and Beers regarding any of the matters set forth in Item 304(a)(2)(i) or (ii) of Regulation S-B.

On September 15, 2009, we dismissed Seale and Beers, CPAs as our independent certifying accountants pursuant to the unanimous consent of our board of directors. We initially retained Seale and Beers on August 7, 2009, but the firm did not perform any auditing or accounting services nor has it issued any audit or other reports on our financial statements. Accordingly, since we retained Seale and Beers, we had no disagreements with the firm, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Seale and Beers’ satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report on our financial statements.

On September 22, 2009, we engaged Mantyla McReynolds, LLC, as our new independent certifying accountants. Our board of directors unanimously approved the engagement of Mantyla McReynolds. During the two most recent fiscal years and the interim periods preceding the engagement, we have not consulted Mantyla McReynolds regarding any of the matters set forth in Item 304(a)(2)(i) or (ii) of Regulation S-B.

Item 9A(T)	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this annual report, management, with the participation of our chief executive officer and principal financial officer, carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures”, as defined in the Securities Exchange Act of 1934, Rules 13a-15(e) and 15-d-15(e). Based upon that evaluation, our chief executive officer and principal financial officer concluded that as of December 31, 2009, our disclosure controls and procedures are ineffective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is:

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management of Nine Mile Software is responsible for establishing and maintaining adequate internal control over financial reporting for our company. Our control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principals. Our internal control over financial reporting includes those policies and procedures that :

•    pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of our assets;

•    provide reasonable assurance that the transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles and that receipts and expenditures are being made only with proper authorizations; and

•   provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Over Financial Reporting – Guidance for Smaller Public Companies. Based on our assessment and those criteria, our management concluded that our internal control over financial reporting was ineffective as of December 31, 2009.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

Management has concluded that controls over both disclosure controls and financial reporting controls are ineffective due to material weaknesses in maintaining sufficient segregation of duties. Due our size and limited resources, we are unable at this time to implement and maintain proper segregation of duties.

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

Name	Age	Position
Damon Deru	30	Chief Executive Officer and Director
Andrew Limpert	40	Chairman of the Board and Director
Michael Christensen	43	Secretary and Director
Ryan Sullivan	31	Chief Technology Officer

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

The business experience of each of the persons listed above during the past five years is as follows:

Damon Deru is a graduate of the University of Utah where he received his B.S. Degree in Finance. He has worked in the financial services industry since 2001 as an investment advisor at Belsen Getty, LLC, a financial services firm located in Salt Lake City, Utah. In his role at Belsen Getty, Mr. Deru is responsible for investment research, trading responsibilities for over 1,000 accounts, and managing and maintaining the databases and other information technology (IT) needs. Mr. Deru has since 2004 served as a Manager of Axxess Funding Group, LLC, a private Salt Lake City, Utah firm engaged in funding secured real estate loans to individuals and commercial real estate developers.

Andrew Limpert is a graduate from the University of Utah and Westminster College with degrees of B.S. in Finance and an MBA with an emphasis in Finance. For the past 15 years he has founded, consulted on and funded numerous businesses in the private and public arenas. From 1998 to 2008 he has been an investment advisor with Belsen Getty, LLC, providing wealth management direction and strategic and financial advice for several investment banks. Currently, Mr. Limpert is the CFO and a director for Profire Energy, Inc. Mr. Limpert also serves as the CEO of BBM Holdings Inc, a New York based Biotechnology incubator with multiple compounds in various stages of clinical approval.

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

Each director will devote only a portion of their business time to the affairs and operations of Nine Mile Software. The approximate percentage of business time to be devoted to our company by each director is expected to be as follows:

●	Damon Deru	—	100%

●	Andrew Limpert	—	10%

●	Michael Christensen	—	5%

____________________

During the past ten years, none of our officers, directors, promoters or control persons has had any of the following events occur:

●	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●	any conviction in a criminal proceeding or being subject to a pending criminal proceeding, excluding traffic violations and other minor offenses;

●

being subject to any order, judgment or decree, not substantially reversed, suspended or vacated, of any court of competent jurisdiction, permanently enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking business;

●

being found by a court of competent jurisdiction in a civil action, the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated; or

●

been the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

(i)     any Federal or State securities or commodities law or regulation; or

(ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

(iii)     any judicial or administrative proceeding resulting from involvement in mail or wire fraud or fraud in connection with any business entity.

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

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. We believe that no reports were filed during the fiscal year 2009.

Item 11.	Executive Compensation.

During 2009 and 2008, the following compensation was awarded to officers of the company:

Name and Position Year	Salary	Stock Option	Option Value	Total
Damon Deru 2009 C.E.O. 2008	$79,571 $16,417	100,000	$14,457 $6,024	$94,028 $22,441
Andrew Limpert 2009 Chairman 2008	$500 $300	40,000	$5,783 $2,410	$6,283 $2,710
Ryan Sullivan 2009 C.T.O. 2008	$67,063 $52,822	100,000	$14,457 $6,024	$81,520 $58,846
Michael Christensen 2009 Secretary 2008	$250 $0	20,000	$2,891 $1,205	$3,141 $1,205

We use the Black-Scholes option pricing model to determine the fair value of options using the following assumptions: Risk free rate of 3.35%-5.35%, volatility of 100%, the given strike price of the instrument and the value of the stock on the date the awards are made.

Stock Purchase Options

On May 1, 2007, we granted a total of 610,000 stock purchase options exercisable for the purchase of our common stock at $0.025 per share. We granted an additional 40,000 stock purchase options during 2008. The options were issued to the following persons and for the number of shares indicted next to each person’s name.

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

The options are not exercisable for a period of one year and are subject to a vesting schedule. They begin vesting July 31, 2009. Shares will vest over a period of three years from July 31, 2009 to July 31, 2012 (1/3 per year). During each of the three years the employee must provide full service to the company, which is determined by the board of directors. The options will expire if not exercised within 60 months of issuance, on July 31st, 2013. None of the options have vested as of the date hereof.

The following table lists the options held by each officer and director and summarizes the terms and conditions of those options::

Name Year Option Issued	Number of shares underlying option	Exercise Price	Expiration Date	Value
Damon Deru 2009 2008	0 100,000	$ 0.75	7-31-2013	(1)
Andrew Limpert 2009 2008	40,000	$ 0.75	7-31-2013	(1)
Ryan Sullivan 2009 2008	100,000	$ 0.75	7-31-2013	(1) (1)
Michael Christensen 2009 2008	20,000	$ 0.75	7-31-2013	(1) (1)

(1)	None of the options depicted in the table above have vested as of the date hereof and therefore no value is being assigned.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our shares of common stock by:

•       each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our directors;

•	our executive officers; and

•	by all directors and executive officers as a group.

Beneficial ownership is determined in accordance with SEC rules. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or will become exercisable within 60 days after the date of this report, are deemed outstanding, but those shares are not deemed outstanding for purposes of computing percentage ownership of any other person. The number and percentage of shares beneficially owned are based on 2,598,801 shares of common stock outstanding as of March 18, 2010. Each person named in the table has sole voting and investment power with respect to all shares shown as beneficially owned by that person, subject to community property laws, where applicable.

Amount and Nature of
Name and Address(1)	Beneficial Ownership	Percent of Class
Damon Deru *	210,901	8.1%
Andrew Limpert *	625,000	24.0%
Michael Christensen *	30,000	1.2%
Ryan Sullivan *	18,513	0.7%

All directors and officers	884,414	34.0%

as a group (3 persons)

Other Beneficial Owners

Scott Deru	120,000	4.6%
Terry Deru	600,000	23.1%

Total directors, officers and	1,604,414	61.7%

Other beneficial owners

*	Director and/or executive officer

(1)	Unless otherwise indicated, the address for each person listed above is c/o Nine Mile Software, Inc., 579 W. Heritage Park Blvd. #220C, Layton, UT 84041.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

We did not have any material transactions during 2009 with any officer, director, nominee for election as director, or any stockholder owning greater than five percent (5%) of our outstanding shares, nor any member of the above referenced individuals' immediate family. None of the persons serving on our board of directors is considered an independent director.

Item 14.	Principal Accounting Fees and Services.

We do not have an audit committee and as a result our entire board of directors performs the duties of an audit committee. Our board of directors will approve in advance the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. As a result, we do not rely on pre-approval policies and procedures.

Audit Fees

The aggregate fees billed by our former independent auditors, Moore & Associates, Chartered, for professional services rendered for the audit of our annual financial statements included in our annual report for the year ended December 31, 2008 and for the review of quarterly financial statements included in our quarterly reports during 2008, were $2,500. Moore & Associates also billed $6,500 for the review of our quarterly financial statements include in our quarterly reports during 2009. Our other former independent auditors Seal and Beers, CPAs did not bill us for services in 2009.

Mantyla McReynolds, LLC, our new auditors as of September 2009, billed us $6,083 for the audit of our annual financial statements included in this annual report for the year ended December 31, 2009 and for the review of quarterly financial statements included in our quarterly report for September 30, 2009.

Audit Related Fees

For the year ended December 31, 2009 and 2008, there were no fees billed for assurance and related services by our former auditors, Moore & Associates and Seale and Beers, or our current auditors Mantyla McReynolds, relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above.

Tax Fees

For the years ended December 31, 2009 and 2008, no fees were billed by our former auditors, Moore & Associates and Seale and Beers, or our current auditors Mantyla McReynolds, for tax compliance, tax advice and tax planning.

We do not use Mantyla McReynolds for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Mantyla McReynolds to provide compliance outsourcing services.

The board of directors has considered the nature and amount of fees billed by Mantyla McReynolds and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Mantyla McReynolds' independence.

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
________________

Nine Mile Software, Inc.
(A Development Stage Company)

FINANCIAL STATEMENTS

December 31, 2009

C O N T E N T S

Report of Independent Registered Public Accounting Firm	29

Balance Sheets	30

Statements of Operations	31

Statements of Stockholders’ Equity (Deficit)	32

Statements of Cash Flows	33

Notes to the Financial Statements	34

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Nine Mile Software, Inc.

We have audited the accompanying balance sheets of Nine Mile Software, Inc.. [a development stage company] as of December 31, 2009 and 2008, and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2009 and 2008 and for the period from inception [November 30, 2006] through December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company's internal controls over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nine Mile Software, Inc. (a development stage company) as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years ended December 31, 2009 and 2008 and for the period from inception [November 30, 2006] through December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has accumulated losses, limited liquidity, and has not yet established a stabilized source of revenue sufficient to cover operating costs over an extended period of time. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ MANTYLA MCREYNOLDS LLC

Mantyla McReynolds, LLC

Salt Lake City, Utah

April 14, 2010

NINE MILE SOFTWARE, INC.
(A Development Stage Company)
Balance Sheets

ASSETS

	December 31,	December 31,
	2009	2008
		(Restated)

CURRENT ASSETS

Cash	$138,604	$405,553
Prepaid expenses	11,650	-

Total Current Assets	150,254	405,553

EQUIPMENT, net	3,460	-

OTHER ASSETS

Copyrights, net	1,071	1,190

Total Other Assets	1,071	1,190

TOTAL ASSETS	$154,785	$406,743

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Payroll liabilities	$6,288	$6,266
Accounts payable	40	7,787

Total Current Liabilities	6,328	14,053

COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS' EQUITY

Common stock; 50,000,000 shares authorized, at
$0.001 par value, 2,598,801 and 2,596,288
shares issued and outstanding, respectively	2,599	2,596
Additional paid-in capital	635,426	591,177
Deficit accumulated during the development stage	(489,568)	(201,083)

Total Stockholders' Equity	148,457	392,690

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$154,785	$406,743

The accompanying notes are an integral part of these financial statements.

NINE MILE SOFTWARE, INC.
(A Development Stage Company)
Statements of Operations

			From Inception
	For the Year	For the Year	on November 30,
	Ended	Ended	2006 Through
	December 31,	December 31,	December 31,
	2009	2008	2009
		(Restated)

REVENUES	$-	$-	$-
COST OF SALES	-	-	-
GROSS MARGIN	-	-	-

OPERATING EXPENSES

Research and development	90,274	66,348	157,072
General and administrative	203,847	101,682	345,891

Total Operating Expenses	294,571	168,030	502,963

LOSS FROM OPERATIONS	(294,571)	(168,030)	(502,963)

OTHER INCOME

Interest income	6,086	7,309	13,395

Total Other Income	6,086	7,309	13,395

LOSS BEFORE INCOME TAXES	(288,485)	(160,721)	(489,568)
PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(288,485)	$(160,721)	$(489,568)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.11)	$(0.07)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING	2,597,149	2,239,144

The accompanying notes are an integral part of these financial statements -31-

NINE MILE SOFTWARE, INC.
(A Development Stage Company)
Statements of Stockholders' Equity
(Restated)

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity

Balance, November 30, 2006	-	$-	$-	$-	$-

Shares issued for cash
at $0.025 per share	360,000	360	8,640	-	9,000

Shares issued for cash
at $0.025 per share	1,462,000	1,462	35,088	-	36,550

Net loss from inception
through December 31, 2006	-	-	-	(1,002)	(1,002)

Balance, December 31, 2006	1,822,000	1,822	43,728	(1,002)	44,548

Shares issued for cash
at $0.50 per share	60,000	60	29,940	-	30,000

Value of common stock
options issued	-	-	160	-	160

Net loss for the year
ended December 31, 2007	-	-	-	(39,360)	(39,360)

Balance, December 31, 2007	1,882,000	1,882	73,828	(40,362)	35,348

Shares issued for cash
at $0.70 per share	714,288	714	499,277	-	499,991

Fair value of options granted	-	-	18,072	-	18,072

Net loss for the year
ended December 31, 2008	-	-	-	(160,721)	(160,721)

Balance, December 31, 2008	2,596,288	2,596	591,177	(201,083)	392,690

Fair value of options granted	-	-	43,372	-	43,372

Shares issued for services
at $0.35 per share	2,513	3	877	-	880

Net loss for the year
ended December 31, 2009	-	-	-	(288,485)	(288,485)

Balance, December 31, 2009	2,598,801	$2,599	$635,426	$(489,568)	$148,457

NINE MILE SOFTWARE, INC.
(A Development Stage Company)
Statements of Cash Flows

			From Inception
			on November 30,
	For the Years Ended		2006 Through
	December 31,		December 31,
	2009	2008	2009
		(Restated)
OPERATING ACTIVITIES

Net loss	$(288,485)	$(160,721)	$(489,568)

Adjustments to reconcile net loss to net cash
used by operating activities:
Fair value of options granted	43,372	18,072	61,444
Amortization expense	119	-	119
Depreciation expense	479	-	479
Common stock issued for services	880	-	880
Changes in operating assets and liabilities:
Change in prepaid expenses	(11,650)	-	(11,650)
Change in payroll liabilities	22	6,266	6,288
Change in accounts payable	(7,747)	(7,213)	40

Net Cash Used in
Operating Activities	(263,010)	(143,596)	(431,968)

INVESTING ACTIVITIES

Purchase of equipment	(3,939)	-	(3,939)
Copyright costs incurred	-	-	(1,190)

Net Cash Used in
Investing Activities	(3,939)	-	(5,129)

FINANCING ACTIVITIES

Proceeds from common stock issued	-	499,991	575,701

Net Cash Provided by
Financing Activities	-	499,991	575,701

NET INCREASE (DECREASE) IN CASH	(266,949)	356,395	138,604

CASH AT BEGINNING OF PERIOD	405,553	49,158	-

CASH AT END OF PERIOD	$138,604	$405,553	$138,604

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Nine Mile Software

A Development Stage Company

Notes to Consolidated Financial Statements

December 31. 2009 and 2008

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Basic (Loss) per Common Share

Basic (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. The Company has 950,000 in common stock options as common stock equivalents outstanding as of December 31, 2009 and 2008, but the loss causes the common stock equivalents to be antidilutive.

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008
Loss (numerator)	$ (288,485)	$ (160,721)
Shares (denominator)	2,597,149.	2,239,144.
Per share amount	$ (0.11)	$ (0.07)

Revenue Recognition

The Company will determine its revenue recognition policies upon commencement of principle operations.

Research and Development

The Company expenses the costs of developing its software for brokerage firms during the period incurred. The Company has incurred research and development costs of $90,724 and $66,348 during the years ended December 31, 2009 and 2008, respectively.

Comprehensive Income

The Company has no component of other comprehensive income. Accordingly, net income equals comprehensive income for the periods ended December 31, 2009 and 2008.

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $10,974 and $6,196 as of December 31, 2009 and 2008.

Copyright costs

The Company has capitalized the costs of obtaining its copyrights. The Company is amortizing the copyright costs over the estimated life of 10 years beginning January 1, 2009. The Company recorded amortization expense of $119 for the year ended December 31, 2009. The Company will record amortization expense of $119 for each of the next 10 years.

Stock-based compensation.

The Company has adopted ASC 718, which requires the Company to measure compensation expense for all outstanding unvested share-based awards at fair value and recognize compensation expense over the service period for awards expected to vest. The fair value of stock options was determined at the grant dates using the Black-Scholes option-pricing model. The Company uses historical data to estimate the expected volatility and expected life. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from estimates, such amounts will be recorded as an adjustment in the period estimates are revised. The Company considers many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results may differ substantially from these estimates.

Income Taxes

The Company provides for income taxes under ASC 740. ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse.

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company adopted FIN 48 (ASC 740), at the beginning of fiscal year 2008. This interpretation requires recognition and measurement of uncertain tax positions using a “more-likely-than-not” approach, requiring the recognition and measurement of uncertain tax positions. The adoption of FIN 48 (ASC 740) had no material impact on the Company’s financial statements.

The Company’s policy for recording interest and penalties associated with taxes is to recognize it as a component of income tax expense.  The Company recorded no interest and penalties for the years ended December 31, 2009 and 2008.

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during any of the periods shown.

Nine Mile Software

A Development Stage Company

Notes to Consolidated Financial Statements

December 31. 2009 and 2008

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Property and Equipment

Property and equipment are recorded at cost and are depreciated using the straight-line method based on the expected useful lives of the asset. The computer equipment has an estimated life of 3 years.

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

Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

Nine Mile Software

A Development Stage Company

Notes to Consolidated Financial Statements

December 31. 2009 and 2008

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (continued)

In December 2009, the FASB issued Accounting Standards Update 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 167. (See FAS 167 effective date below.)

In December 2009, the FASB issued Accounting Standards Update 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 166. (See FAS 166 effective date below)

In October 2009, the FASB issued Accounting Standards Update 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. This Accounting Standards Update amends the FASB Accounting Standard Codification for EITF 09-1. (See EITF 09-1 effective date below.)

In October 2009, the FASB issued Accounting Standards Update 2009-14, Software (Topic 985):

Certain Revenue Arrangements That Include Software Elements. This update changed the accounting model for revenue arrangements that include both tangible products and software elements. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15,2010. Early adoption is permitted. The Company will evaluate the provisions of ASU 2009-14 upon recognition of revenues.

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances that under existing US GAAP. This amendment has eliminated that residual method of allocation. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This update provides amendments to Topic 820 for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). It is effective for interim and annual periods ending after December 15,2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The Company does not expect the provisions of ASU 2009-12 to have a material effect on the financial position, results of operations or cash flows of the Company.

Nine Mile Software

A Development Stage Company

Notes to Consolidated Financial Statements

December 31. 2009 and 2008

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (continued)

In July 2009, the FASB ratified the consensus reached by EITF (Emerging Issues Task Force) issued EITF No. 09-1, (ASC Topic 470) "Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance" ("EITF 09-1"). The provisions of EITF 09-1, clarifies the accounting treatment and disclosure of share-lending arrangements that are classified as equity in the financial statements of the share lender. An example of a share-lending arrangement is an agreement between the Company (share lender) and an investment bank (share borrower) which allows the investment bank to use the loaned shares to enter into equity derivative contracts with investors. EITF 09-1 is effective for fiscal years that beginning on or after December 15, 2009 and requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. Share-lending arrangements that have been terminated as a result of counterparty default prior to December 15, 2009, but for which the entity has not reached a final settlement as of December 15, 2009 are within the scope. Effective for share-lending arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009. The Company does not expect the provisions of EITF 09-1 to have a material effect on the financial position, results of operations or cash flows of the Company.

June 2009, the FASB issued ASC 860, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140”). The provisions of ASC 860, in part, amend the derecognition guidance in FASB Statement No. 140, eliminate the exemption from consolidation for qualifying special-purpose entities and require additional disclosures. ASC 860 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. The Company does not expect the provisions of ASC 860 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued ASC 810, “Amendments to FASB Interpretation No. 46(R). ASC 810 amends the consolidation guidance applicable to variable interest entities. The provisions of ASC 810 significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R). ASC 810 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. ASC 810 will be effective for the Company beginning in 2010. The Company does not expect the provisions of ASC 810 to have a material effect on the financial position, results of operations or cash flows of the Company.

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

Nine Mile Software

A Development Stage Company

Notes to Consolidated Financial Statements

December 31. 2009 and 2008

2.	COMMON STOCK (CONTINUED)

On May 1, 2008, the Company issued 714,288 shares of its $0.001 par value common stock for $0.70 per share in an Initial Public Offering.

On August 28, 2009, the Company issued 2,513 shares of its $0.001 par value common stock for services valued at $0.35 per share.

3.	GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has accumulated deficit of $489,568 as of December 31, 2009. The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time which raises substantial doubt about its ability to continue as a going concern.

Management’s plans anticipate that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it may be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern. If the Company is unsuccessful in these efforts, it may be required to substantially curtail or terminate its operations.

4.	STOCK PURCHASE OPTIONS

On May 1, 2007, the Company granted a total of 610,000 stock purchase options exercisable for the purchase of our common stock at $0.025 per share for $160. The Company granted an additional 40,000 stock purchase options during 2008. The options were granted to directors, executive officers and other individuals expected to become employees. The options are not exercisable for a period of one year and are subject to a vesting schedule. Fifty percent of the options will vest when the Company first realizes a quarterly profit from operations or when it has sold an aggregate of 80 of its stock trading programs. The balance of the options will vest when the Company first records $1.0 million in total revenues. The options will expire if not exercised within 60 months of issuance, on May 1, 2012.

The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model. The following weighted average assumptions used for grants in the year ended December 31, 2007: dividend yield of zero percent; expected volatility of 100.%; risk-free interest rates of 5.35% and expected life of 5.0 years. The Company recognized no expense for the fair value of the options granted during 2007. Management has determined the performance conditions are improbable of occurring.

On July 31, 2008, the Company granted a total of 300,000 stock purchase options exercisable for the purchase of our common stock at $0.75 per share from the 400,000 stock purchase options under the 2008 plan. The options were issued to directors, executive officers and other individuals expected to become employees. The options vest over 3 years. The options will expire if not exercised within 60 months of issuance, on July 31, 2013.

Nine Mile Software

A Development Stage Company

Notes to Consolidated Financial Statements

December 31. 2009 and 2008

4.	STOCK PURCHASE OPTIONS (CONTINUED)

The following weighted average assumptions used for grants in the year ended December 31, 2008: dividend yield of zero percent; expected volatility of 100%; risk-free interest rates of 3.35% and expected life of 3.0. The Company recognized $43,372 and $18,072 of expense for the fair value of the options granted during 2009 and 2008, respectively. The total fair value of $130,115 is being amortized over the 3 year expected life. As of December 31, 2009 total unrecognized compensation cost associated with these options was $68,671.

A summary of the status of the Company’s stock option plans as of December 31, 2009 and December 31, 2008 and the changes during the period are presented below:

	2009	2008
	Shares	Shares
Unexercised options, beginning of year	950,000	610,000
Stock options issued during the year	-	340,000
Stock options expired	-	-
Stock options exercised	-	-
Unexercised options, end of year	950,000	950,000

The following table summarizes information about the stock options as of December 31, 2009:

Outstanding Options
		Wtd. Avg.
Range of		Remaining	Wtd. Avg.	Aggregate
Exercise		Contractual	Exercise	Intrinsic
Prices	Shares	Life (years)	Price	Value
$ 0.025	650,000	2.33	$ 0.025	211,250
$ 0.75	300,000	3.58	0.75	-
	950,000	2.72	$ 0.25	211,250

Exercisable Options
	Wtd. Avg.
	Remaining	Wtd. Avg.	Aggregate
	Contractual	Exercise	Intrinsic
Shares	Life (years)	Price	Value
361,111	$ 2.33	$ 0.025	117,361
41,667	3.58	0.75	-
402,778	$ 2.46	$ 0.10	117,361

Nine Mile Software

A Development Stage Company

Notes to Consolidated Financial Statements

December 31. 2009 and 2008

4.	STOCK PURCHASE OPTIONS (CONTINUED)

The following table summarizes information about non-vested options as of the year ended December 31, 2009:

		Wtd. Avg.
		Grant Date
	Options	Fair Value
Non-vested at December 31, 2008	950,000	$ 0.56
Vested during the year ended December 31, 2009	(41,667)	0.70
Non-vested at December 31, 2009	908,333	$ 0.56

The total fair values of options vested during each of the years ended December 31, 2009 and 2008 were $29,167 and $0, respectively.

5.	INCOME TAXES

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 39% to net loss before provision for income taxes for the following reasons:

	December 31, 2009	December 31, 2008
Income tax expense at statutory rate	$ 112,509)	$ 62,681)
Common stock and options issued for services	(17,258))	(7,048))
Permanent differences	(384)	(283)
Valuation allowance	(94,867)	(55,350)
Income tax expense per books	$ -)	$ -)

Net deferred tax assets consist of the following components as of:

	December 31, 2009	December 31, 2008
NOL carryover	$ 165,843)	$ 70,977)
Valuation allowance	(165,843)	(70,977)
Net deferred tax asset	$ -)	$ -)

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $425,237 for federal income tax reporting purposes are subject to annual limitations. The net operating losses expire in the years 2026 through 2029. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

6.	COMMITMENTS AND CONTINGENCIES

Office Rent Obligation

The Company is renting its office space at $550 per month. The term of this lease extends until February 28, 2013. The following summarizes the future minimum lease payments associated with this lease agreement:

2010	$ 6,600
2011	6,600
2012	6,600
2013	1,100
$ 20,900

Total rent expense for this lease for the years ended December 31, 2009 and 2008 was $6,050 and $1,467, respectively.

Joint Venture

The Company has entered into a joint venture with the first licensee of its technology. The joint venture agreement allows the Company to license its software to various users but requires the Company to pay a 10% royalty to its joint venture partner. As of December 31, 2009 the Company has no obligations that are material to the financial statements and has not, to date, realized any sales as a result of the joint venture agreement.

Nine Mile Software

A Development Stage Company

Notes to Consolidated Financial Statements

December 31. 2009 and 2008

7.	EQUIPMENT

The major classes of assets as of December 31 are as follows:

	2009	2008
Computer Equipment	$ 3,939	$ -
Accumulated Depreciation	(479)	-
Total	$ 3,460	$ -

Depreciation expense was $479 and $-0-, for the years ended December 31, 2009 and 2008, respectively.

8.	RESTATEMENT

The Company has restated its financial statements for the year ended December 31, 2008 to reflect an adjustment in the volatility used to compute the value of options granted, to accrue additional liabilities, and to reclassify some research and development expenses out of general and administrative expenses. The adjustment resulted in an increase in additional paid in capital and accumulated deficit of $17,167. A comparison of the Company’s balance sheet and statement of operations before and after the adjustment is as follows:

Nine Mile Software

A Development Stage Company

Notes to Consolidated Financial Statements

December 31. 2009 and 2008

8.	RESTATEMENT (CONTINUED)

BALANCE SHEETS
ASSETS

	December 31,	December 31,
	2008	2008
	(original)	(restated)
CURRENT ASSETS
Cash	$405,553	$405,553
Total Current Assets	405,553	405,553
OTHER ASSETS
Copyrights, net	1,190	1,190
Total Other Assets	1,190	1,190

TOTAL ASSETS	$406,743	$406,743

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Payroll liabilities	$-	$6,266
Accounts payable	9,787	7,787
Total Current Liabilities	9.787	14,053

STOCKHOLDERS' EQUITY
Common stock; 50,000,000 shares authorized, at
$0.001 par value, 2,596,288 and 2,596,288

shares issued and outstanding, respectively	2,596	2,596
Additional paid-in capital	574,010	591,177
Deficit accumulated during the development stage	(179,650)	(201,083)
Total Stockholders' Equity	396,956	392,690
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$406,743	$406,743

Nine Mile Software

A Development Stage Company

Notes to Consolidated Financial Statements

December 31. 2009 and 2008

8.	RESTATEMENT (CONTINUED)

STATEMENT OF OPERATIONS

	For the Year	For the Year
	Ended	Ended
	December 31,	December 31,
	2008	2008
	(Original)	(Restated)

REVENUES	$-	$-
COST OF SALES	-	-
GROSS MARGIN	-	-

OPERATING EXPENSES
Research and development	53,177	66,348
General and administrative	106,420	101,682
Total Operating Expenses	159,597	168,030

LOSS FROM OPERATIONS	(159,597)	(168,030)

OTHER INCOME
Interest income	7,309	7,309
Total Other Income	7,309	7,309

LOSS BEFORE INCOME TAXES	(152,288)	(160,721)
PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(152,288)	$(160,721)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.07)	$(0.07)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING	2,239,144	2,239,144

9.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events and has concluded that no recognized or non-recognized subsequent events have occurred since the year ended December 31, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.

Nine Mile Software, Inc.

/s/ DAMON DERU
President and C.E.O.
Dated: April 14, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

April 14, 2010
/S/	DAMON DERU	Chief Executive Officer and director
Damon Deru

April 14, 2010
/S/	ANDREW LIMPERT	Chairman of the Board and Director
Andrew Limpert

April 14, 2010
/S/	MICHAEL CHRISTENSEN	Secretary and Director
Michael Christensen	Principal Financial Officer
Principal Accounting Officer