Form 10-Q
period 2010-03-31
NINE MILE SOFTWARE, INC.
filed 2010-05-17
CIK 1398004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                              Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of May 14, 2010
Common Stock, $0.001 par value	2,598,801

TABLE OF CONTENTS

Heading	Page

PART I	—	FINANCIAL INFORMATION

Item 1.	Financial Statements	3

Item 2.	Management's Discussion and Analysis of Financial Condition and Results
of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4(T).	Controls and Procedures	13

PART II	—	OTHER INFORMATION

Item 1.	Legal Proceedings	14

Item 1A.	Risk Factors	14

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	14

Item 4.	Submission of Matters to a Vote of Securities Holders	14

Item 5.	Other Information	14

Item 6.	Exhibits	14

Signatures	15

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying unaudited balance sheet of Nine Mile Software, Inc. at March 31, 2010 and related unaudited statements of operations, stockholders' equity and cash flows for the three months ended March 31, 2010 and 2009 and the period from November 30, 2006 (date of inception) to March 31, 2010, have been prepared by management in conformity with United States generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2009 financial statements. Operating results for the period ended March 31, 2010, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2010 or any other subsequent period.

NINE MILE SOFTWARE, INC.

FINANCIAL STATEMENTS

NINE MILE SOFTWARE, INC.
(A Development Stage Company)
Balance Sheets

ASSETS
	March 31,	December 31,
	2010	2009
	(Unaudited)	(Audited)

CURRENT ASSETS

Cash	$87,733	$138,604
Prepaid expenses	550	11,650

Total Current Assets	88,283	150,254

EQUIPMENT, net	3,132	3,460

OTHER ASSETS

Copyrights, net	1,041	1,071

Total Other Assets	1,041	1,071

TOTAL ASSETS	$92,456	$154,785

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Payroll liabilities	$5,984	$6,288
Accounts payable	3,004	40

Total Current Liabilities	8,988	6,328

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY

Common stock; 50,000,000 shares authorized, at
$0.001 par value, 2,598,801 and 2,598,801
shares issued and outstanding, respectively	2,599	2,599
Additional paid-in capital	646,269	635,426
Deficit accumulated during the development stage	(565,400)	(489,568)

Total Stockholders' Equity	83,468	148,457

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$92,456	$154,785

The accompanying notes are an integral part of these financial statements.

NINE MILE SOFTWARE, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

			From Inception
	For the Three	For the Three	on November 30,
	Months Ended	Months Ended	2006 Through
	March 31,	March 31,	March 31,
	2010	2009	2010
		(Restated)

REVENUES	$-	$-	$-
COST OF SALES	-	-	-
GROSS MARGIN	-	-	-

OPERATING EXPENSES

Research and development	18,823	23,654	175,895
General and administrative	57,132	45,487	403,023

Total Operating Expenses	75,955	69,141	578,918

LOSS FROM OPERATIONS	(75,955)	(69,141)	(578,918)

OTHER INCOME

Interest income	123	1,228	13,518

Total Other Income	123	1,228	13,518

LOSS BEFORE INCOME TAXES	(75,832)	(67,913)	(565,400)
PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(75,832)	$(67,913)	$(565,400)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.03)	$(0.03)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING	2,598,801	2,596,288

The accompanying notes are an integral part of these financial statements

NINE MILE SOFTWARE, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)
			From Inception
			on November 30,
	For the Three Months Ended		2006 Through
	March 31,		March 31,
	2010	2009	2010
		(Restated)
OPERATING ACTIVITIES

Net loss	$(75,832)	$(67,913)	$(565,400)

Adjustments to reconcile net loss to net cash
used by operating activities:
Fair value of options granted	10,843	10,843	72,287
Amortization expense	30	30	149
Depreciation expense	328	92	807
Common stock issued for services	-	-	880
Changes in operating assets and liabilities:
Change in prepaid expenses	11,100	-	(550)
Change in payroll liabilities	(304)	(11)	5,984
Change in accounts payable	2,964	(7,471)	3,004

Net Cash Used in
Operating Activities	(50,871)	(64,430)	(482,839)

INVESTING ACTIVITIES

Purchase of equipment	-	(1,200)	(3,939)
Copyright costs incurred	-	-	(1,190)

Net Cash Used in
Investing Activities	-	(1,200)	(5,129)

FINANCING ACTIVITIES

Proceeds from common stock issued	-	-	575,701

Net Cash Provided by
Financing Activities	-	-	575,701

NET INCREASE (DECREASE) IN CASH	(50,871)	(65,630)	87,733

CASH AT BEGINNING OF PERIOD	138,604	405,553	-

CASH AT END OF PERIOD	$87,733	$339,923	$87,733

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

NINE MILE SOFTWARE, INC.

(A Development Stage Company)

Notes to the Financial Statements

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2010 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2009 audited financial statements. The results of operations for the period ended March 31, 2010 and 2009 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has had no revenues and has generated losses from operations.

In order to continue as a going concern and achieve a profitable level of operations, the Company will need, among other things, additional capital resources and to develop a consistent source of revenues. Management’s plans include investing in and developing all types of businesses related to the computer software industry.

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

NINE MILE SOFTWARE, INC.

(A Development Stage Company)

Notes to the Financial Statements

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset de-recognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

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

The following weighted average assumptions used for grants in the year ended December 31, 2008: dividend yield of zero percent; expected volatility of 100%; risk-free interest rates of 3.35% and expected life of 3.0. The Company recognized $10,843 and $43,372 of expense for the fair value of the options during the first quarter of 2010 and the year 2009, respectively.

A summary of the status of the Company’s stock option plans as of March 31, 2010 and December 31, 2009 and the changes during the period are presented below:

	2010	2009

Unexercised options, beginning of year	950,000	950,000
Stock options issued during the year	-	-
Stock options expired	-	-
Stock options exercised	-	-
Unexercised options, end of period	950,000	950,000

NOTE 5 – RESTATEMENT

The Company has restated its financial statements for the period ended March to reflect an adjustment in the volatility used to compute the value of options granted, to accrue additional liabilities, and to reclassify some research and development expenses out of general and administrative expenses. A comparison of the Company’s balance sheet and statement of operations before and after the adjustment is as follows:

BALANCE SHEETS
(Unaudited) ASSETS

	March 31,	March 31,
	2009	2009
	(original)	(restated)
CURRENT ASSETS
Cash	$340,870	$339,922
Total Current Assets	340,870	339,922
EQUIPMENT, Net	-	1,108
OTHER ASSETS
Copyrights, net	1,160	1,160
Total Other Assets	1,160	1,160

TOTAL ASSETS	$342,030	$342,190

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Payroll liabilities	$-	$6,255
Accounts payable	3,075	316
Total Current Liabilities	9.787	6,571

STOCKHOLDERS' EQUITY
Common stock; 50,000,000 shares authorized, at
$0.001 par value, 2,596,288 and 2,596,288
shares issued and outstanding, respectively	2,596	2,596
Additional paid-in capital	574,553	602,020
Deficit accumulated during the development stage	(238,194)	(268,997)
Total Stockholders' Equity	338,955	335,619
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$342,030	$342,190

NOTE 5 – RESTATEMENT (Continued)

STATEMENT OF OPERATIONS (Unaudited)

For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2009	2009
	(Original)	(Restated)

REVENUES	$-	$-
COST OF SALES	-	-
GROSS MARGIN	-	-

OPERATING EXPENSES
Research and development	3,303	23,654
General and administrative	56,469	45,487
Total Operating Expenses	59,772	69,141

LOSS FROM OPERATIONS	(59,772)	(69,141)

OTHER INCOME
Interest income	1,228	1,228
Total Other Income	1,228	1,228

LOSS BEFORE INCOME TAXES	(58,544)	(67,913)
PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(58,544)	$(67,913)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.02)	$(0.03)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING	2,596,288	2,596,288

NOTE 6 – SUBSEQUENT EVENTS

In accordance with ASC 855, management evaluated the subsequent events through the date of this report and has no material events to report.

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-Q.

Plan of Operation

Since our inception in November 2006, we have been developing the TradeWarrior rebalancing software and anticipate completing the software for during the second quarter of 2010. TradeWarrior is a portfolio rebalancing and trade generation program created for financial and investment advisory firms. It is designed to help advisors quickly and efficiently trade a large number of client accounts to an assigned “target model”. TradeWarrior will be primarily marketed to independent Registered Investment Advisors (“RIAs”).

In February 2010, we successfully launched the beta version of TradeWarrior Small Business. Management anticipates the final release of TradeWarrior Small Business will occur shortly after the full release of the FinFolio Portfolio Management System, expected to be released in the second quarter 2010. We are writing the program in a robust programming language to map out and optimize the logic flows of the program to make TradeWarrior a commercially viable product.

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

We also plan to develop a client relation management (“CRM”) database. Most investment advisory firms have a CRM database that is used to store general client information such as names, mailing and e-mail addresses and account numbers. It is also used to keep track of client contacts, such as letters sent, e-mails, and phone calls, client financial planning information, and prospects and business contacts. We do not plan to use proceeds from our public offering to develop a CRM product, but we expect to develop and market the CRM product when sufficient cash flows from TradeWarrior sales are realized. Adding CRM capability to TradeWarrior is a potential area of expansion for our business.

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

Results of Operations and Liquidity and Capital Resources

We have not realized revenues since inception. For the three-month period ended March 31, 2010 (“first quarter”), we realized a net loss of $75,832, or ($0.03) per share, compared to a net loss of $67,913, or ($0.03) per share, for the three-month period ended March 31, 2009. The increase in net loss for the first quarter of 2010 is attributed to the 25% increase in general and administrative expenses from $45,487 in 2009 to $57,132 in 2010, primarily due to increased audit and advertising expenses.

At March 31, 2010, we had total assets of $92,456, primarily in cash, and stockholders’ equity of $83,468, compared to total assets of $154,785 and stockholders' equity of $148,457 at December 31, 2009. The decrease in total assets and stockholders' equity at March 31, 2010 is primarily attributed to the 37% decrease in cash from $138,604 to $87,733, due to payment of operating expenses. Net cash used in operating activities was $50,871 for the first quarter of 2010 compared to $64,430 for the first quarter of 2009. First quarter 2010 results were primarily due to net loss of $75,832 offset by the $11,100 decrease in prepaid expenses and $2,964 increase in accounts payable. We did not realize any cash proceeds from financing activities or investing activities during the first three months of 2010 or 2009.

At March 31, 2010, working capital decreased to $79,295 compared to $143,926 at December 31, 2009, attributed to the $50,871 decrease in cash, $11,100 decrease in prepaid expense and $2,964 increase in accounts payable. We anticipate meeting our working capital needs during the remainder of 2010. We have no other agreements or arrangements for additional funding and there can be no assurance any such funding will be available to us, or if available, such funding will be on acceptable or favorable terms to us.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, have concluded that, as of March 31, 2010, our disclosure controls and procedures were not effective due to a lack of adequate segregation of duties and the absence of an audit committee.

Changes in Internal Control Over Financial Reporting. Management has evaluated whether any change in our internal control over financial reporting occurred during the first quarter of fiscal 2010. Based on its evaluation, management, including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the first quarter of fiscal 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

NINE MILE SOFTWARE, INC.

Date: May 17, 2010	By:	/s/ DAMON DERU
Damon Deru

C.E.O. and Director

Date: May 17, 2010	By:	/s/ MICHAEL CHRISTENSEN
Michael Christensen

Secretary and Director

(Principal Accounting Officer)