Form 10-Q
period 2010-06-30
NINE MILE SOFTWARE, INC.
filed 2010-08-16
CIK 1398004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2010

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from   to _______

Commission File Number  333-143039

NINE MILE SOFTWARE, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-8006878
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

579 W. Heritage Park Blvd. #220C, Layton, UT 84041
(Address of principal executive offices)

(888) 660-6568
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [X]   No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  [  ]    No  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]    No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of August 11, 2010
Common Stock, $0.001 par value	2,598,801

PART  I   —   FINANCIAL INFORMATION

Item 1.                      Financial Statements

The accompanying unaudited balance sheet of Nine Mile Software, Inc. at June 30, 2010 and related unaudited statements of operations, and cash flows for the three and six months ended June 30, 2010 and 2009 and the period from November 30, 2006 (date of inception) to June 30, 2010, have been prepared by management in conformity with United States generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2009 financial statements.  Operating results for the period ended June 30, 2010, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2010 or any other subsequent period.

NINE MILE SOFTWARE, INC.

FINANCIAL STATEMENTS

JUNE 30, 2010

NINE MILE SOFTWARE, INC.
(A Development Stage Company)
Condensed Consolidated Balance Sheets

ASSETS

	June 30,	December 31,
	2010	2009
	(unaudited)	(audited)

CURRENT ASSETS

Cash	$77,385	$138,604
Prepaid expenses	-	11,650

Total Current Assets	77,385	150,254

EQUIPMENT, net	2,804	3,460

OTHER ASSETS

Copyrights, net	1,012	1,071

Total Other Assets	1,012	1,071

TOTAL ASSETS	$81,201	$154,785

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Payroll liabilities	$5,838	$6,288
Accounts payable and accrued expenses	1,483	40
Notes payable and accrued interest-related party	50,417	-

Total Current Liabilities	57,738	6,328

COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS' EQUITY

Common stock; 50,000,000 shares authorized, at
$0.001 par value, 2,598,801 and 2,598,801
shares issued and outstanding, respectively	2,599	2,599
Additional paid-in capital	657,112	635,426
Deficit accumulated during the development stage	(636,248)	(489,568)

Total Stockholders' Equity	23,463	148,457

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$81,201	$154,785

The accompanying notes are an integral part of these financial statements.

NINE MILE SOFTWARE, INC.
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(unaudited)

					From Inception
	For the Three	For the Three	For the Six	For the Six	on November 30,
	Months Ended	Months Ended	Months Ended	Months Ended	2006 Through
	June 30,	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009	2010
		(Restated)		(Restated)

REVENUES	$-	$-	$-	$-	$-
COST OF SALES	-	-	-	-	-
GROSS MARGIN	-	-	-	-	-

OPERATING EXPENSES

Research and development	16,725	23,014	35,548	46,668	192,620
General and administrative	53,794	44,394	110,925	89,882	456,816

Total Operating Expenses	70,519	67,408	146,473	136,550	649,436

LOSS FROM OPERATIONS	(70,519)	(67,408)	(146,473)	(136,550)	(649,436)

OTHER INCOME

Interest expense	(417)	(10)	(417)	(10)	(417)
Interest income	87	1,121	210	2,349	13,605

Total Other Income (Expense)	(330)	1,111	(207)	2,339	13,188

LOSS BEFORE INCOME TAXES	(70,849)	(66,297)	(146,680)	(134,211)	(636,248)
PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$(70,849)	$(66,297)	$(146,680)	$(134,211)	$(636,248)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.03)	$(0.03)	$(0.06)	$(0.05)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING	2,598,801	2,596,288	2,598,801	2,596,288

The accompanying notes are an integral part of these financial statements.

NINE MILE SOFTWARE, INC.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(unaudited)

			From Inception
			on November 30,
	For the Six Months Ended		2006 Through
	June 30,		June 30,
	2010	2009	2010
		(Restated)
OPERATING ACTIVITIES

Net loss	$(146,680)	$(134,211)	$(636,248)

Adjustments to reconcile net loss to net cash
used by operating activities:
Fair value of options granted	21,686	21,686	83,130
Amortization expense	59	60	178
Depreciation expense	656	183	1,135
Common stock issued for services	-	-	880
Changes in operating assets and liabilities:
Change in prepaid expenses	11,650	(1,000)	-
Change in payroll liabilities	(450)	-	5,838
Change in accounts payable and accrued expenses	1,860	(7,758)	1,900
Net Cash Used in
Operating Activities	(111,219)	(121,040)	(543,187)

INVESTING ACTIVITIES
Purchase of equipment	-	(1,200)	(3,939)
Copyright costs incurred	-	-	(1,190)

Net Cash Used in
Investing Activities	-	(1,200)	(5,129)

FINANCING ACTIVITIES

Proceeds from notes payable	50,000	-	50,000
Proceeds from common stock issued	-	-	575,701
Net Cash Provided by
Financing Activities	50,000	-	625,701

NET INCREASE (DECREASE) IN CASH	(61,219)	(122,240)	77,385
CASH AT BEGINNING OF PERIOD	138,604	405,553	-

CASH AT END OF PERIOD	$77,385	$283,313	$77,385

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

NINE MILE SOFTWARE, INC.
(A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2010 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2009 audited financial statements.  The results of operations for the period ended June 30, 2010 and 2009 are not necessarily indicative of the operating results for the full years.

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

Principles of Consolidation
The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, TradeWarrior, Inc.  All intercompany accounts and transactions are eliminated in consolidation. See Note 5.

NINE MILE SOFTWARE, INC.
(A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements

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

NOTE  4- STOCK PURCHASE OPTIONS

On May 1,  2007,  the Company issued a total of  610,000  stock  purchase options  exercisable  for the  purchase of our common stock at $0.025 per share for $160. The Company issued an additional 40,000 stock purchase options during 2008. The options were issued to directors, executive officers and other individuals expected to become employees. The options are not exercisable for a period of one year and are subject to a vesting schedule. Fifty percent of the options will vest when the Company first realizes a quarterly profit from operations or when it has sold an aggregate of 80 of its stock trading programs. The balance of the options will vest when the Company first records $1.0 million in total revenues.  The options will expire if not exercised within 60 months of issuance, on May 1, 2012.

The Company estimates the fair value of each  stock  award at the  grant  date by  using  the  Black-Scholes  option  pricing model.  The following weighted average assumptions used for grants in the year ended December 31, 2007: dividend yield of zero percent; expected volatility of 100.%; risk-free interest rates of 5.35% and expected life of 5.0 years. The Company recognized no expense for the fair value of the options granted during 2007.  Management has determined that the performance condition are improbable to occurring.

NINE MILE SOFTWARE, INC.
(A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
NOTE  4- STOCK PURCHASE OPTIONS (CONTINUED)

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

The following weighted average assumptions used for grants in the year ended December 31, 2008: dividend yield of zero percent; expected volatility of 100%; risk-free interest rates of 3.35% and expected life of 3.0. The Company recognized $21,686 and $43,372 of expense for the fair value of the options during the six months ended June 30, 2010 and the year 2009, respectively.

A summary of the status of the Company’s stock option plans as of June 30, 2010 and December 31, 2009 and the changes during the period are presented below:

	2010	2009

Unexercised options, beginning of year	950,000	950,000
Stock options issued during the year	-	-
Stock options expired	-	-
Stock options exercised	-	-
Unexercised options, end of year	950,000	950,000

Note 5 -- SIGNIFICANT EVENTS

On May 21, 2010, the Company formed a wholly owned subsidiary named TradeWarrior to hold its assets. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, TradeWarrior, Inc.  All intercompany accounts and transactions are eliminated in consolidation.

NOTE 6 -- RELATED PARTY TRANSACTIONS

On June 1, 2010, the Company borrowed $50,000 under a promissory note from the relatives of an officer. The note is due with interest accrued at 10% per annum on June 1, 2011 and is secured by the assets of the Company. As of June 30, 2010, the Company had accrued interest of $417.

NINE MILE SOFTWARE, INC.
(A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements

NOTE 7 – RESTATEMENT

The Company has restated its financial statements for the period ended June 30, 2010 to reflect an adjustment in the volatility used to compute the value of options granted, to accrue additional liabilities, and to reclassify some research and development expenses out of general and administrative expenses. A comparison of the Company’s balance sheet and statement of operations before and after the adjustment is as follows:

	June 30, 2009	Change	June 30, 2009
	(Original)		(Restated)
Cash	283,745	(432)	283,313
Prepaid expenses	-	1,000	1,000
Equipment, net	-	1,017	1,017
Accounts payable	2,471	3,824	6,295
Deficit accumulated during
the development stage	(295,287)	(40,007)	(335,294)
Research and development	1,463	21,551	23,014
General and administrative	56,751	(12,956)	44,395
Loss from operations	56,214	9,195	67,400
Interest expense	-	(10)	(10)
Net loss	57,093	9,204	66,297

Item 2.                      Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-Q.

Plan of Operation

Since our inception in November 2006, we have been developing the TradeWarrior rebalancing software and released TradeWarrior Small Business 1.0 on July 28th, 2010.  TradeWarrior is a portfolio rebalancing and trade generation program created for financial and investment advisory firms.  It is designed to help advisors quickly and efficiently trade a large number of client accounts to an assigned “target model”.  TradeWarrior will be primarily marketed to independent Registered Investment Advisors (“RIAs”).

After launching TradeWarrior Small Business, we have begun development on TradeWarrior Ultimate, which will be the full-featured version of TradeWarrior.  Management anticipates launching a beta version of TradeWarrior Ultimate in the third quarter 2010, with a full release in the fourth quarter 2010, but it will be largely dependent on sales of TradeWarrior Small Business and/or additional funds being available.  During the development period of TradeWarrior Ultimate, a beta group of 5 to10 RIA users will be using the program and providing industry feedback.  This is essential to gain perspective and insight into the industry needs in a real time feedback loop in order to adjust the program to real life needs of end users.

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

We do not expect to make major capital expenditure for completing development and marketing TradeWarrior.  We do anticipate an increase in employees if TradeWarrior is marketed successfully.  In preparation for marketing TradeWarrior, management will assess the potential demand for up to two customer service personnel to assist in responding to new customers’ questions, orientation and installation of programs.  In addition, we will assess the potential demand to hire additional programmers to speed development of functionality within TradeWarrior.  Management believes we could be generating revenue within the first quarter after we commercially release TradeWarrior Small Business.

Results of Operations and Liquidity and Capital Resources

We have not realized revenues since inception.  For the three-month period ended June 30, 2010 (“second quarter”), we realized a net loss of $70,849 ($0.03 per share) compared to a net loss of $66,297 ($0.03 per share) for the three-month period ended June 30, 2009.  The increase in net loss for the second quarter of 2010 is primarily attributed to the 21% increase in general and administrative expenses from $44,394 in second quarter of 2009 to $53,794 in 2010, due to increased audit and advertising expenses. The net loss for the second quarter of 2010 was partially offset by a 24% decrease in research and development expenses from $23,014 in 2009 to $16, 725 in 2010, based on an effort by the Company to conserve cash.

For the six-month period ended June 30, 2010, we realized a net loss of $146,680 ($0.06 per share) compared to a net loss for the six-month period ended June 30, 2009 of $134,211 ($0.05 per share).  The increase in net loss is attributed to the 23% increase in general and administrative expenses from $89,882 in the 2009 period to $110,925 in the 2010 period, due to increased audit, payroll and advertising expenses.  The net loss was partially offset by the 8% decrease in research and development expenses from $46,668 in the first six months of 2009 to $35,548 for the 2010 period, based on an effort by the Company to conserve Cash.

At June 30, 2010, we had total assets of $81,201, primarily in cash of $77,385, and stockholders’ equity of $23,463, compared to total assets of $154,785 and stockholders' equity of $148,457 at December 31, 2009.  The decrease in total assets and stockholders' equity at June 30, 2010 is primarily attributed to the 44% decrease in cash from $138,604 to $77,385, due to payment of operating expenses.  Net cash used in operating activities was $111,219 for the first six months of 2010 compared to $121,040 for the first six months of 2009.  The 2010 results were primarily due to the net loss of $146,680, which was partially offset by the $11,650 decrease in prepaid expenses and $21,686 attributed to the grant of options.  We also realized cash proceeds from financing activities of $50,000 pursuant to a promissory note payable during the first six months of 2010.

At June 30, 2010, working capital decreased to $19,647 compared to $143,926 at December 31, 2009, primarily attributed to the $61,219 decrease in cash, $11,650 decrease in prepaid expenses and the addition of $50,417 in notes payable.  We anticipate meeting our working capital needs during the remainder of 2010 through additional funding through equity or debt financing, sales revenue, or a combination of these options.  We have no other agreements or arrangements for additional funding and there can be no assurance any such funding will be available to us, or if available, such funding will be on acceptable or favorable terms to us.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.  Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, have concluded that, as of June 30, 2010, our disclosure controls and procedures were not effective due to a lack of adequate segregation of duties and the absence of an audit committee.

Changes in Internal Control Over Financial Reporting.  Management has evaluated whether any change in our internal control over financial reporting occurred during the second quarter of fiscal 2010. Based on its evaluation, management, including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the second quarter of fiscal 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4.                      (Removed and Reserved)

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

August 13, 2010		NINE MILE SOFTWARE, INC.

	By:	/s/ DAMON DERU
Damon Deru
CEO and Director

August 13, 2010	By:	/s/ MICHAEL CHRISTENSEN
Michael Christensen
Secretary and Director
(Principal Accounting Officer)