Form 10-Q
period 2010-09-30
NINE MILE SOFTWARE, INC.
filed 2010-11-17
CIK 1398004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from   to

Commission File Number  333-143039

NINE MILE SOFTWARE, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-8006878
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

563 West 500 South, Ste 330, Bountiful, UT 84010
(Address of principal executive offices)

(877) 499-9192
(Registrant’s telephone number, including area code)

579 W. Heritage Park Blvd. #220C, Layton, UT  84041
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☐   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of November 12, 2010
Common Stock, $0.001 par value	2,598,801

PART  I   —   FINANCIAL INFORMATION

Item 1.                      Financial Statements

The accompanying unaudited balance sheet of Nine Mile Software, Inc. at September 30, 2010 and related unaudited statements of operations and cash flows for the three and nine months ended September 30, 2010 and 2009 and the period from November 30, 2006 (date of inception) to September 30, 2010, have been prepared by management in conformity with United States generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2009 financial statements.  Operating results for the period ended September 30, 2010, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2010 or any other subsequent period.

NINE MILE SOFTWARE, INC.

FINANCIAL STATEMENTS

September 30, 2010

NINE MILE SOFTWARE, INC.
Condensed Consolidated Balance Sheets

ASSETS

	September 30,	December 31,
	2010	2009
	(Unaudited)
CURRENT ASSETS

Cash	$47,955	$138,604
Prepaid expenses	-	11,650

Total Current Assets	47,955	150,254

EQUIPMENT, net	2,475	3,460

OTHER ASSETS

Copyrights, net	982	1,071

Total Other Assets	982	1,071

TOTAL ASSETS	$51,412	$154,785

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Payroll liabilities	$4,756	$6,288
Accounts payable and accrued expenses	550	40
Deferred revenue	10,608	-
Notes payable and accrued interest-related party	51,667	-

Total Current Liabilities	67,581	6,328

COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS' EQUITY (DEFICIT)

Common stock; 50,000,000 shares authorized, at
$0.001 par value, 2,598,801 and 2,598,801
shares issued and outstanding, respectively	2,599	2,599
Additional paid-in capital	667,955	635,426
Deficit accumulated during the development stage	(686,723)	(489,568)

Total Stockholders' Equity (Deficit)	(16,169)	148,457

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$51,412	$154,785

NINE MILE SOFTWARE, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

					From Inception
	For the Three	For the Three	For the Nine	For the Nine	on November 30,
	Months Ended	Months Ended	Months Ended	Months Ended	2006 Through
	September 30,	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009	2010
		(Restated)		(Restated)

REVENUES	$7,242	$-	$7,242	$-	$7,242

OPERATING EXPENSES

Research and development	17,017	16,948	52,565	63,616	209,637
General and administrative	39,501	61,510	150,427	151,392	496,318

Total Operating Expenses	56,518	78,458	202,992	215,008	705,955

LOSS FROM OPERATIONS	(49,276)	(78,458)	(195,750)	(215,008)	(698,713)

OTHER INCOME

Interest expense	(1,250)	-	(1,667)	(10)	(1,667)
Interest income	52	1,663	262	4,012	13,657

Total Other Income	(1,198)	1,663	(1,405)	4,002	11,990

LOSS BEFORE INCOME TAXES	(50,474)	(76,795)	(197,155)	(211,006)	(686,723)
PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$(50,474)	$(76,795)	$(197,155)	$(211,006)	$(686,723)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.02)	$(0.03)	$(0.08)	$(0.08)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING	2,598,801	2,597,199	2,598,801	2,596,592

The accompanying notes are an integral part of these financial statements.

NINE MILE SOFTWARE, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

			From Inception
			on November 30,
	For the Nine Months Ended		2006 Through
	September 30,		September 30,
	2010	2009	2010
		(Restated)
CASH FLOW FROMOPERATING ACTIVITIES

Net loss	$(197,155)	$(211,006)	$(686,723)

Adjustments to reconcile net loss to net cash
used by operating activities:
Fair value of options granted	32,529	32,529	93,973
Amortization expense	89	89	208
Depreciation expense	985	275	1,464
Common stock issued for services	-	880	880
Changes in operating assets and liabilities:
Change in deferred revenue	10,608	-	10,608
Change in prepaid expenses	11,650	(5,000)	-
Change in payroll liabilities	(1,532)	-	4,756
Change in accounts payable and accrued expenses	2,177	(7,758)	2,217
Net Cash Used in
Operating Activities	(140,649)	(189,991)	(572,617)

CASH FLOW FROMINVESTING ACTIVITIES
Purchase of equipment	-	(1,200)	(3,939)
Copyright costs incurred	-	-	(1,190)

Net Cash Used in
Investing Activities	-	(1,200)	(5,129)

CASH FLOW FROM FINANCING ACTIVITIES

Proceeds from notes payable - related party	50,000	-	50,000
Proceeds from common stock issued	-	-	575,701
Net Cash Provided by
Financing Activities	50,000	-	625,701

NET INCREASE (DECREASE) IN CASH	(90,649)	(191,191)	47,955
CASH AT BEGINNING OF PERIOD	138,604	405,553	-

CASH AT END OF PERIOD	$47,955	$214,362	$47,955

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

	-

NINE MILE SOFTWARE, INC.
Notes to the Condensed Consolidated Financial Statements
September 30, 2010 and December 31, 2009

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2010 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2009 audited financial statements.  The results of operations for the period ended September 30, 2010 and 2009 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has had limited revenues and has generated losses from operations.

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

Principles of Consolidation
The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, TradeWarrior, Inc.  All intercompany accounts and transactions are eliminated in consolidation. (See Note 5) Prior to the realization of revenues during the three months ended September 30, 2010, the Company was classified as a development stage enterprise.

Revenue Recognition
The Company follows guidance found in ASC 985-605 to recognize revenue from the sale of license agreements for its software products. Because the licensing arrangement does not require significant production, modification, or customization of software, revenue shall be recognized when all of the following criteria are met:

a. Persuasive evidence of an arrangement exists
b. Delivery has occurred
c. The vendor’s fee is fixed or determinable
d. Collectability is probable

NINE MILE SOFTWARE, INC.
Notes to the Condensed Consolidated Financial Statements
September 30, 2010 and December 31, 2009

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition (continued)
The Company allocates the total arrangement fee among each element based on vendor-specific objective evidence of relative fair value of each of the elements.

In accordance with ASC 985-605-25-10 (c) the Company records licensing and postcontractual support revenues as deferred revenue and recognizes revenue over the life of the agreement, in most cases 12 months.  The Company records all revenue from postcontract customer support included in the agreements with the initial licensing fee and no portion of the sale is allocated toward postcontract customer support.

Training and installation services are sold for stated periods and numbers of hours.  Revenues are recognized ratably as the services are provided.  Advance payments for these services are deferred and revenue is recognized in the periods when the services are performed.

The Company does offer a 30 day money back guarantee but as of the end of the period, all sales had passed the 30 day period with no refunds, thus no allowance for returns has been made.

Recent Accounting Pronouncements
In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances that under existing US GAAP. This amendment has eliminated that residual method of allocation. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company adopted the provisions of ASU 2009-13 in conjunction with its initial revenues during the third quarter 2010.

With the exception of the pronouncements noted above, no other accounting standards or interpretations issued or recently adopted are expected to have a material impact on the Company’s financial position, operations or cash flows.

NOTE 4 - STOCK PURCHASE OPTIONS

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
dividend yield of zero percent; expected volatility of 100%; risk-free interest rates of 5.35% and expected life of 5.0 years. The Company recognized no expense for the fair value of the options granted during 2007. Management has determined that the performance conditions are improbable of occurring.

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

NOTE 4 - STOCK PURCHASE OPTIONS (CONTINUED)

The following weighted average assumptions used for grants in the year ended December 31, 2008: dividend yield of zero percent; expected volatility of 100%; risk-free interest rates of 3.35% and expected life of 3.0. The Company recognized $32,529 and $43,372 of expense for the fair value of the options during the nine months ended September 30, 2010 and the year 2009, respectively.

A summary of the status of the Company’s stock option plans as of September 30, 2010 and December 31, 2009 and the changes during the period are presented below:

	2010	2009
Unexercised options, beginning of year	950,000	950,000
Stock options issued during the year	-	-
Stock options expired	-	-
Stock options exercised	-	-
Unexercised options, end of year	950,000	950,000

NOTE 5 – SIGNIFICANT EVENTS

On May 21, 2010, the Company formed a wholly owned subsidiary named TradeWarrior to hold its assets. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, TradeWarrior, Inc.  All intercompany accounts and transactions are eliminated in consolidation.

NOTE 6 – RELATED PARTY TRANSACTIONS

On June 1, 2010, the Company borrowed $50,000 under a promissory note from the relatives of an officer. The note is due with interest accrued at 10% per annum on June 1, 2011 and is secured by the assets of the Company. As of September 30, 2010, the Company had accrued interest of $1,667.

NINE MILE SOFTWARE, INC.
Notes to the Condensed Consolidated Financial Statements
September 30, 2010 and December 31, 2009

NOTE 7 – RESTATEMENT

The Company has restated its financial statements for the period ended September 30, 2009 to reflect an adjustment in the volatility used to compute the value of options granted, to accrue additional liabilities, and to reclassify some research and development expenses out of general and administrative expenses. A comparison of the Company’s balance sheet and statement of operations before and after the adjustment is as follows:

	September 30, 2009	Change	September 30, 2009
	(Previously Reported)		(Restated)
Equipment, net	-	925	925
Accounts payable	2,040	4,255	6,295
Deficit accumulated during
the development stage	(408,759)	(3,330)	(412,089)
Research and development	5,464	58,152	63,616
General and administrative	210,490	(59,098)	151,392
Loss from operations	(215,954)	946	(215,008)
Interest expense	-	(10)	(10)
Net loss	(211,942)	936	(211,006)

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855 Company management reviewed all material events through the date of this report and determined that there are no material subsequent events to report.

       Item 2.                      Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-Q.

Plan of Operation

Since our inception in November 2006, we have been developing the TradeWarrior rebalancing software and released TradeWarrior Small Business on July 28th, 2010.  During the third quarter 2010, Nine Mile Software experienced their first quarterly revenues from license sells of TradeWarrior.  TradeWarrior is a portfolio rebalancing and trade generation program created for financial and investment advisory firms.  It is designed to help advisors quickly and efficiently trade a large number of client accounts to an assigned “target model”.  TradeWarrior is primarily marketed to independent Registered Investment Advisors (“RIAs”).

We have successfully launched and started selling TradeWarrior in the 3rd Q 2010, which demonstrates there is a market for our software.  We estimate that approximately 90% to 95% of all RIA’s in the US do not currently use any commercial trading and rebalancing software which demonstrates great market potential for our TradeWarrior program.  Management anticipates they will be spending much of their ongoing efforts selling and marketing our software.  We plan to accomplish our sales goals by our internal sales efforts as well as leveraging other 3rd Party strategic relationships within the industry.

After launching TradeWarrior Small Business, we have begun development on TradeWarrior Ultimate, which will be the full-featured version of TradeWarrior.  Management anticipates launching a beta version of TradeWarrior Ultimate in the fourth quarter 2010, with a full release in the first quarter 2011, but it will be largely dependent on sales of TradeWarrior Small Business and/or additional funds being available.  During the development period of TradeWarrior Ultimate, a beta group of 5 to10 RIA users will be using the program and providing industry feedback.  This is essential to gain perspective and insight into the industry needs in a real time feedback loop in order to adjust the program to real life needs of end users.

We also plan to develop a client relation management (“CRM”) database at some future point.  Most investment advisory firms have a CRM database that is used to store general client information such as names, mailing and e-mail addresses and account numbers.  It is also used to keep track of client contacts, such as letters sent, e-mails, and phone calls, client financial planning information, and prospects and business contacts.  We do not plan to use proceeds from our public offering to develop a CRM product, but we expect to develop and market the CRM product when sufficient cash flows from TradeWarrior sales are realized.  Adding CRM capability to TradeWarrior is a potential area of expansion for our business.

We do not expect to make major capital expenditure for completing development and marketing TradeWarrior.  We do anticipate an increase in employees if TradeWarrior is marketed successfully.  In preparation for increased marketing of TradeWarrior, management will assess the potential demand for up to two customer service personnel to assist in responding to new customers’ questions, orientation and installation of programs.  In addition, we will assess the potential demand to hire additional programmers to speed development of functionality within TradeWarrior.

Results of Operations and Liquidity and Capital Resources

Prior to the third quarter of 2010, we had not realized revenues since inception.  During the third quarter of 2010, we had revenues of $7,242 evidencing the successful release and marketability of our TradeWarrior software.  For the three-month period ended September 30, 2010 (“third quarter”), we realized a net loss of $50,474 ($0.02 per share) compared to a net loss of $76,795 ($0.03 per share) for the three-month period ended September 30, 2009.  The decrease in net loss for the third quarter of 2010 is primarily attributed to the realizing our initial revenues and the 36% decrease in general and administrative expenses, from $61,510 in third quarter of 2009 to $39,501 in the comparable 2010 quarter, due to decreased salaries, audit and advertising expenses.  Research and development expenses increased slightly in the third quarter of 2010 to $17,017 compared to $16,948 in the third quarter of 2009.

For the nine-month period ended September 30, 2010, we realized a net loss of $197,155 ($0.08 per share) compared to a net loss for the nine-month period ended September 30, 2009 of $211,006 ($0.08 per share).  The decrease in net loss is attributed to realizing our initial revenues and a 1% decrease in general and administrative expenses from $151,392 in the 2009 period to $150,427 in the 2010 period, due to normal fluctuation in operating expenses.  Also during the first nine months of 2010, research and development expenses decreased 17% to $52,565, compared to $63,616 for the 2009 period, attributed to the completion of a substantial portion of research and development of our TradeWarrior software.

At September 30, 2010, we had total assets of $51,412, primarily in cash of $47,955, and a stockholders’ deficit of $16,169, compared to total assets of $154,785, primarily in cash of $138,604, and total stockholders' equity of $148,457 at December 31, 2009.  The decrease in total assets and stockholders' equity at September 30, 2010 is primarily attributed to the 65% decrease in cash due to our net losse incurred during the period.  Net cash used in operating activities was $140,649 for the first nine months of 2010 compared to $189,991 for the first nine months of 2009.  The 2010 results were primarily due to the net loss of $197,155, which was partially offset by the $11,650 decrease in prepaid expenses and $32,529 attributed to the grant of options.  We also realized cash proceeds from financing activities of $50,000 pursuant to a promissory note payable during the first nine months of 2010.

At September 30, 2010, working capital decreased to a negative $19,626 compared to $143,926 at December 31, 2009.  This decrease is primarily attributed to the $90,649 decrease in cash, $11,650 decrease in prepaid expenses and the addition of $51,667 in notes payable.  We anticipate meeting our working capital needs during the remainder of 2010 with our available cash and possibly by additional funding through equity or debt financing, sales revenue, or a combination of these options.  We have no other agreements or arrangements for additional funding and there can be no assurance any such funding will be available to us, or if available, such funding will be on acceptable or favorable terms to us.

Going Concern Consideration

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has had insignificant revenues and has generated losses from operations.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.  Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, have concluded that, as of September 30, 2010, our disclosure controls and procedures were not effective due to a lack of adequate segregation of duties and the absence of an audit committee.

Changes in Internal Control Over Financial Reporting.  Management has evaluated whether any change in our internal control over financial reporting occurred during the third quarter of fiscal 2010. Based on its evaluation, management, including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the third quarter of fiscal 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 17, 2010		NINE MILE SOFTWARE, INC.

	By::	/s/ DAMON DERU
Damon Deru
CEO and Director

Date: November 17, 2010	By:	/s/ MICHAEL CHRISTENSEN
Michael Christensen
Secretary and Director
(Principal Accounting Officer)