Form 10-K
period 2010-12-31
NINE MILE SOFTWARE, INC.
filed 2011-04-04
CIK 1398004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2010

☐	Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission File Number:   333-143039

Nine Mile Software, Inc.
(Exact name of registrant as specified in its charter)

Nevada	20-8006878
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

563 West 500 South, Ste 330, Bountiful, UT 84010
(Address of principal executive offices)   (Zip Code)

Registrant's telephone number, including area code:   (877) 499-9192

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐  No☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☒  No ☐

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes  ☐  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes☐   No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing sales price, or the average bid and asked price on such stock, as of June 30, 2010, the last business day of the registrant’s most recently completed second quarter, was $99,850.  Shares of the registrant’s common stock held by each executive officer and director and by each entity or person that, to the registrant’s knowledge, owned 10% or more of registrant’s outstanding common stock as of June 30, 2010 have been excluded in that such persons may be deemed to be affiliates of the registrant.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock outstanding as of March 31, 2010 was 2,758,136.

DOCUMENTS INCORPORATED BY REFERENCE

A description of "Documents Incorporated by Reference" is contained in Part IV, Item 15.

NINE MILE SOFTWARE, INC.

PART I

Item 1.                 Business.

History

Nine Mile Software, Inc., a Nevada corporation, was organized on November 30, 2006 to engage in the development and marketing of specialized software to be used in the financial industry.  In 2008, we completed an initial public offering by selling a total of 714,288 shares of common stock at the offering price of $0.70 per share for gross proceeds of $499,991.

Our principal executive offices are located at 563 West 500 South, Ste 330, Bountiful, UT 84010 and our telephone number is (877) 499-9192.

Since inception, we have been developing the TradeWarrior rebalancing software.  We released TradeWarrior Small Business on July 28, 2010 and realized our first revenues from license sales of TradeWarrior during the third quarter of 2010.  TradeWarrior is a portfolio rebalancing and trade generation program created for financial and investment advisory firms.  It is designed to help advisors quickly and efficiently trade a large number of client accounts to an assigned “target model”.  TradeWarrior is primarily marketed to independent Registered Investment Advisors (“RIAs”).

Following the launch of TradeWarrior Small Business, we began development on TradeWarrior Ultimate, which will be the full-featured version of TradeWarrior.  We launched a beta version of TradeWarrior Ultimate, our full-featured version of TradeWarrior, during the first quarter of 2011.  Management anticipates exiting the beta stage and launching the Ultimate version during the second quarter of 2011.  During the development period, a beta group of 5-10 RIA users will be using the program and providing industry feedback.  This is essential to gain perspective and insight into the industry needs in a real time feedback loop in order to adjust the program to real life needs of end users.

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

We do not expect to make major capital expenditure for completing development of TradeWarrior.  We do anticipate an increase in employees if and when TradeWarrior is marketed successfully.  In preparation for marketing TradeWarrior, management will assess the potential demand for up to two customer service personnel to assist in responding to new customers’ questions, orientation and installation of programs.  In addition, we will assess the potential demand to hire additional programmers to speed development of functionality within TradeWarrior.

Current Business

TradeWarrior Rebalancing Program

The TradeWarrior software is a portfolio rebalancing and trade generation program created for financial and investment advisory firms.  It is designed to help advisors quickly and efficiently trade a large number of client accounts to a target model.  Generally an investment advisor will create a model portfolio of stocks, bonds & mutual funds depending on the client’s risk tolerance.  Over time, however, the client’s portfolio becomes out of balance in relation to the model portfolio as the market fluctuates and advisors change their desired allocations.  For example, if the stock market has a good year and equities advance 15% while the bond market drops 5%, the client’s portfolio may be over-weighted in stocks and under-weighted in bonds.  It becomes incumbent upon the advisor to generate trades to bring the accounts back in balance with the target model and the client’s risk profile.

Below is a very simple illustration of what is necessary to rebalance a client’s portfolio to the desired target model:

Client's Portfolio	Target Model	Trades Required
25% A Fund	30% A Fund	Buy 5% A Fund
50% B Fund	40% B Fund	Sell 10% B Fund
25% C Fund	30% C Fund	Buy 5% C Fund

The TradeWarrior software helps facilitate this rebalancing process by downloading all of an advisor’s account positions into the program from their custodian(s) or Portfolio Management Systems.  The program then compares what is currently held in the account against the target model and generates the necessary trade file(s) to be uploaded to the custodian where the trades will be executed.  It’s estimated that manually rebalancing a client’s portfolio generally takes 15 to 20 minutes per client.  TradeWarrior cuts this time down to one or two minutes per client on average.  The program also reduces human error because it runs all the calculations and generates an electronic trade file, thereby reducing human error from manually entering trades at the custodian.

Program Features & Benefits

Although the above example gives the appearance of a simple process, in reality there are many variables and complexities.  To address these issues, TradeWarrior offers certain features that advisors need in such a program.  Below are a few of the key features of TradeWarrior.

Household Rebalancing

The TradeWarrior program can trade accounts on a household or portfolio level.  Typically an advisors client will have multiple accounts with an advisor.  TradeWarrior will apply the model portfolio across all of a client’s accounts versus applying the model portfolio to each individual account.  Thus, generally a client will only have a certain fund in one account versus the same fund in all accounts.  This can generate tax efficiency and possibly lower trading costs.  The program also facilitates tax sensitive trading.  For instance, most advisors like to place income-generating funds in tax-deferred accounts such as IRAs.  This could reduce a client’s tax bill and helps the advisor add value to the client.  Some competitive programs on the market trade only on an account level.  This means that an advisor using an account based program holds the same funds in all accounts, when some funds are better suited for a taxable or tax-deferred account.  TradeWarrior meets the needs of advisors by trading on a household level.

Buy Location Optimization

Trade Warrior's ability to facilitate household level trading allows advisors to place some funds in taxable accounts and some funds in tax-deferred or tax-free accounts, which is generally accepted to be good financial management. Trade Warrior facilitates this need by allowing the advisor to “rank” the funds being used in their model portfolio by order of their perceived tax efficiency.  This flexibility allows the advisor to use the most advantageous ranking system.  This feature is completely customizable by the advisor.

Closed Mutual Funds

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

Directed Trading

This feature allows an advisor to quickly swap positions in their accounts without doing a full rebalance.  For instance, if an advisor had a Security that he believed was overvalued; he could direct TradeWarrior to liquidate all or part of that Security and swap the proceeds into another Security.  The value of this is it allows the advisor to make updates periodically to their Model Portfolio’s without having to rebalance all Securities in their client’s accounts.

Business Strategy

TradeWarrior Versioning

As part of the overall business strategy, we are releasing two versions of TradeWarrior at different price points.  The two versions respectively are, TradeWarrior Small Business and TradeWarrior Ultimate.  TradeWarrior is the only rebalancing program in the industry to offer different versions of its software.

TradeWarrior Small Business is designed to be the entry-level version of TradeWarrior.  It will be designed with smaller advisory shops as the target market.  The goal with Small Business version is to offer small to mid-size shops an affordable rebalancing system.  This version will include many of the features and settings that investment advisors desire to customize their trading and rebalancing preferences.  This version was released in July 2010.

TradeWarrior Ultimate will be our full-featured version that is designed for larger advisory shops and industry outsourcing firms.  This will be our Enterprise level application designed for firms that need to rebalance large numbers of accounts.  This version will include some of our more advanced trading functionality such as estimating tax consequences of trades, directed trading capability and options, margin, and short trading capabilities.  The beta version of this was released in the 1st quarter of 2011, and the commercial release is expected to happen in the 2nd quarter of 2011.

 “Whitebox” version of TradeWarrior.  In addition to the versions of TradeWarrior sold as a plug-in to FinFolio, TradeWarrior will also be developed and sold as a “whitebox” version, meaning the program will be available to users who are not using the FinFolio Portfolio Management System.  This version will run atop the FinFolio framework, but some key components will be removed so that it can’t be used as a Portfolio Management System, only a rebalancing system.  A major focus by management in 2011 will be to integrate this version of TradeWarrior with the other large Portfolio Management Systems in the industry.  As of the 1st quarter 2011, we have announced integrations with the Schwab PortfolioCenter and AssetBook portfolio management system.  This version will open the market for TradeWarrior to the majority of investment advisory firms in the country using any major Portfolio Management System.

FinFolio Partnership

On December 31, 2008, Nine Mile Software signed a Partnership Agreement with FinFolio.  The partnership between the two companies represents a major collaboration of software technologies. Nine Mile Software's TradeWarrior program will be integrated onto the FinFolio platform as a plug-in. It will be the first independent rebalancing program in the industry to be completely integrated with a Portfolio Management System in the sense that we are both pointed to the exact same database.  Due to the integration with FinFolio, TradeWarrior development was pushed further back than the initial development schedule announced by management.  Nine Mile Software management believes the Partnership offered a stronger software suite and enhanced marketing opportunities, and was worth the delay in initial development plans.  Due to the Partnership with FinFolio, Nine Mile Software has abandoned initial plans to develop their own Portfolio Management System.  This development is no longer necessary since TradeWarrior will be a coupled within a powerful and open Portfolio Management System.

From the user's perspective, this integration increases efficiency and accuracy, as it eliminates duplicate data entry into two separate databases.  FinFolio users will have the option to purchase TradeWarrior Small Business or upgrade TradeWarrior Ultimate.  FinFolio (www.finfolio.com) has developed an open architecture portfolio accounting program designed for investment advisory and brokerage firms.  FinFolio's founder, Matt Abar, has been creating software for advisors, brokers and planners for 19 years and has been successful in several technology ventures. Mr. Abar was the creator and CEO of Techfi, which established several milestones in the wealth management industry. Techfi developed the first commercially available client/server portfolio management software (Portfolio 2000), and the industry's first web-based portfolio management service bureau (AdvisorMart.com). First Trust/FISERV and Morningstar were Techfi shareholders when the company was sold in 2002 to Advent Software for $23 million.

AssetBook Partnership

On January 26, 2011, Nine Mile Software signed a Sales Referral Agreement with AssetBook.  The partnership between the two companies consists of a joint effort to integrate our programs.  AssetBook custom built an export from their portfolio management software to be imported into TradeWarrior.  This integration effort marks the first third-party rebalancing integration available to AssetBook customers.  TradeWarrior is in process of beta testing this integration with three or four AssetBook customers.  Management expects to exit the beta testing stage and commercially release this integration in the 2nd quarter of 2011.  As part of the Agreement, AssetBook will refer their customers to TradeWarrior if they want the enhanced trading and rebalancing capabilities offered by TradeWarrior.

AssetBook (www.assetbook.com) is a premier Software as a Service (SaaS) portfolio management system for investment advisors. AssetBook provides advisors with a combination of web based software and personalized service. The result is a flexible, dynamic portfolio management and reporting platform. Traditionally many advisors spend as much as 80% of their time maintaining their portfolio management systems. AssetBook does the work for advisors.

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

The company does not plan to use proceeds from the initial public offering to develop a CRM product, but it is expected to develop and market the CRM product if and when sufficient cash flows from TradeWarrior sales are realized.  Adding CRM capability to TradeWarrior is a potential area of expansion for the business due to some of the following reasons:

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

Currently the CRM market has almost full market penetration with a few companies.  These companies include, but are not limited to, Junxure, Protracker, ACT! for Advisors, Upswing, Redtail and Outlook.  When developing the CRM portion TradeWarrior, research on features will come from both internal experience and recommendations from external advisory firms.  Many CRM programs are becoming increasingly complex to operate, taking weeks of training to use the system.  The philosophy of Nine Mile’s product suite is to keep the software as simple and intuitive as possible.

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

Marketing

To date the company has undertaken only limited marketing activities, but intends to increase marketing TradeWarrior.

The target market will be the investment advisory market that includes RIAs, brokers and other financial consultants and outsourcing firms.  The intent is to generate leads from known advisory lists and registrars, ads in trade publications, trade shows and our website www.ninemilesoftware.com.  The initial marketing strategy is designed around scheduling a demonstration of the software to the principal decision makers in a firm.  The emphasis of the marketing will focus on the value, timesaving and functionality of TradeWarrior.  A key marketing point will stress the flexibility of the program and the hands-on service approach.  Initial marketing efforts will concentrate on the advisory market in the U.S. because it is the largest advisory market in the world and because of the familiarity of the marketplace.  After establishing a position in the U.S. market and as necessary funds are available, the company may explore the possibility of expanding into Canada, Europe, and elsewhere.

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

Nine Mile Software sponsored and attended its first trade show in the first quarter of 2009.  The conference was the 2009 Technology for Today (T3) conference.  The company has subsequently attended the 2010 and 2011 T3 Conferences.  The founders of T3 are Joel Bruckenstein and David Drucker, who are well respected journalists covering technology and software for investment advisors.  They have written articles for publications such as, The Wall Street Journal, New York Times, Business Week, The Washington Post, Financial Planning, Morningstar Advisor, and Wealth Manager, to name a few.  In addition to this, they publish their own newsletter, Technology Tools for Today, upon which this yearly conference is based. With the sponsorship, Nine Mile Software was able to set up a trade show booth to demonstrate their flagship rebalancing program, TradeWarrior.  This gave us the opportunity to talk with and demonstrate the abilities of TradeWarrior to investment advisors, brokers, and other software vendors.

We also attended the 2010 Advisors Money Show in Orlando, FL in November of 2010.  We have had measurable sales results so far from attending conferences, and we will continue to evaluate and attend different trade shows during 2011.

Internal Sales Force

The initial plan is to not outsource sales, but rather develop an internal sales force.  An internal sales force is advantageous due to the familiarity with the software, knowledge of financial terms and the needs of investment advisors.  Initially, sales personnel may be required to help with service issues if needed.

Industry Affiliations with other Software Vendors

In December 2008, we signed a major Joint Venture Agreement with FinFolio.  We also signed a Sales Referral Agreement with AssetBook in January 2011.  Management will continue pursuing possible affiliations and/or joint ventures with other software vendors in the industry.  This strategy offers upside potential to both firms as we could cross-sell each other’s software, which could possibly make both software packages more competitive.  It’s believed this is a cost effective way to market and gain market recognition and retention.  A major ongoing focus by management will be to form other industry affiliations.

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

Pricing

It’s anticipated that the price of TradeWarrior software will be one of its main selling points.  The company uses an “Assets Under Management” (AUM) pricing model.  This pricing model contains a base price plus a set flat percentage that would be charged depending on the size of the investment firm determined by its AUM.  This keeps the pricing model simple and fair to end clients.  It also allows fees to stay level with the size of the client, meaning if their business grows or contracts, so do the fees.  Our price competes very favorably with our competitors.

We estimate that the Return on Investment Technology (ROIT) for customers using TradeWarrior will be realized quickly.  We project that it currently takes an advisor twenty minutes to manually rebalance a client, and that TradeWarrior will take approximately two minutes per client.  That equals a time savings of 18 minutes per client.  Many advisors average $80 - $120/hour, and depending on the number of clients they manage and how often they rebalance, they should quickly realize the return on their investment in TradeWarrior.  We also feel that reduced trading errors and the ability to trade quickly will equate to additional savings for users.  There could also be quantifiable tax savings for advisors clients by using a rebalancing system.

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

Intellectual Property

Nine Mile Software has retained the law firm Kunzler & Associates in Salt Lake City, Utah to help protect its intellectual property.  Trademark applications are currently in process for the TradeWarrior name and associated logo.

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

Facilities

The corporate headquarters for Nine Mile Software is currently operating at an office building located in Bountiful, UT.  This facility provides ample room for administrative and operational growth.

Employees & Contractors

Currently there are two full-time employees associated with Nine Mile Software:  Damon Deru (CEO) and Ryan Sullivan (CTO). Our Board of Directors currently stands as follows: Damon Deru (CEO), Andrew Limpert (Chairman of the Board), and Michael Christensen (Secretary).  In addition to full time employees, the company uses contract employees to further the progress of development.  Currently there are contracts in place with the following individuals/firms:

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

Scott Heffield/HeffTech, LLC

The company has contracted with Scott Heffield and his firm Hefftech, LLC as a contract developer in developing TradeWarrior.  Mr. Heffield has over 20 years of hands on technology experience, including software development, technical support, system administration, project management, and executive management.  He has 6 years experience in executive management positions, including serving as the founding Chief Technologist for the company that eventually became Overstock.com.  He has over 16 years of development experience utilizing Microsoft tools and technologies, including over 3 years of hands on experience with Microsoft's new Windows Presentation Foundation (WPF) technologies.  He also has over 6 years of hands on experience with Agile Development methodologies, and has participated as a team member on several multi-million dollar software projects utilizing Agile methodologies.

Janson Evans

The company has contracted with Janson Evans to assist in our sales and marketing effort.  Mr. Evans is currently a student at the University of Utah seeking a Finance degree.  Mr. Evans has several years’ worth of financial service experience working for RIA and CPA offices.  Among his duties at these firms were trading, compiling tax returns, and investment research.

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

Industry Segments

No information is presented as to industry segments.  We are presently engaged in the principal business of marketing the TradeWarrior portfolio rebalancing and trade generation program and developing other technologies.  Reference is made to the statements of operations contained in the financial statements included herewith for a statement of our revenues and operating loss for the past three fiscal years.

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

Our independent registered public accountants have reviewed our financial data and information and rendered a statement that they have substantial doubt about our ability to continue as a going concern for the following reasons:

●      we have limited financial resources and have incurred a net loss since inception through December 31, 2010;

●      we have limited working capital and stockholders` equity; and

●      our ability to establish an ongoing source of revenues sufficient to cover operating costs and operate successfully is uncertain.

If we fail to produce revenues, our business could fail, we could cease operations and you would lose your entire investment.

Risks Relating to Our Business

We have a limited operating history and minimal revenues since inception. If we are unable to generate sufficient revenues to pay expenses in the near future, our business may fail resulting in the loss of any money invested in our common stock.

We have a limited operating history and have just realized our first revenues since our inception in November 2006.  We face all the risks and problems associated with businesses in their early stages in a competitive environment.  Prospective investors have only limited information on which to make an evaluation of our prospects.  We have just commenced commercial marketing of our principal product, the TradeWarrior portfolio rebalancing program.  If we are unable to successfully market TradeWarrior within a reasonable time, we may not be able to generate sufficient cash flows to meet operating expenses.  Our prospects should be considered in light of the risks, expenses and difficulties frequently encountered in the establishment of any new business in a competitive environment.

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

The proceeds from our initial public offering were sufficient to complete the first development phase and commence marketing of the TradeWarrior program.  Even if we realize the maximum amount from this offering, we may need additional funds in order to expand marketing efforts, continue with research and development, add additional research and marketing staff and acquire additional equipment.  If cash flows from operations are insufficient to fund expected capital needs, or our needs are greater than anticipated, we will need to raise additional funds, possibly through private or public sales of equity securities or the incurrence of debt.  Additional funding may not be available on favorable terms, or at all.  If we borrow funds, we would likely be obligated to make periodic interest or other debt service payments and be subject to additional restrictive covenants.  If we raise additional funds through public or private sales of equity securities, sales may be at prices below the market price of our stock and our stockholders would suffer significant dilution.  Failure to secure additional capital, if needed, could force us to curtail our growth strategy, reduce or delay capital expenditures and downsize operations, which would have a material negative effect on our financial condition.

If we cannot successfully market TradeWarrior, we may not be able to realize sufficient revenues to continue operations.

Because TradeWarrior has only a limited marketing history, actual results from our marketing efforts and planned operations are difficult to predict and could vary significantly due to factors we cannot presently control or predict.  These factors could affect the size and viability of the potential market for TradeWarrior, marketing and sales costs, and the actual demand for the product.  Our inability to successfully market TradeWarrior would likely cause our business to fail and cause investors in our common stock to lose their entire investment.
There is an uncertain market for TradeWarrior.

We are a new business and have limited marketing history to accurately predict whether TradeWarrior will be accepted by the financial services industry, specifically RIAs, state registered advisors and financial planners.  Further, we cannot predict whether there is sufficient demand for TradeWarrior for us to achieve and sustain profitability.  If ultimately we are unable to achieve a viable and profitable market for TradeWarrior, our business would most likely fail and investors in our shares would lose their entire investment.

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

Our future success depends on retaining existing key employees and executive officers and our ability to hire new key employees, as necessary.  The loss of existing key employees, particularly our Chief Executive Officer, Damon Deru, and our Chief Technical Officer, Ryan Sullivan, or the inability to attract new key employees could limit our ability to successfully market TradeWarrior.  This would be detrimental to future development of new programs and products and to our overall business.

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

We may not be able to manage future growth effectively, which could adversely affect our operations and financial performance.

The ability to manage and operate our business as we execute our development and growth strategy will require effective planning.  Significant rapid growth could strain management and internal resources and cause other problems that could adversely affect our financial performance.  We expect that our efforts to grow will place a significant strain on personnel, management systems, infrastructure and other resources.  Our ability to manage future growth effectively will also require us to successfully attract, train, motivate, retain and manage new employees and continue to update and improve our operational, financial and management controls and procedures.  Further, our ability to successfully offer our products and implement our business plan in a rapidly evolving market requires an effective planning and management process.  We plan to increase the scope of our operations domestically and our anticipated growth in future operations will continue to place, a significant strain on our management systems and resources.  If we do not manage our growth effectively, our operations could be adversely affected, resulting in slower growth and a failure to achieve or sustain profitability.

Risks Relating to Ownership of Our Common Stock

There is a limited public trading market for our common stock and there is no assurance that a market will be maintained.

There is currently a limited public trading market for our common stock on the OTC Bulletin Board under the ticker symbol “NMLE.”  We cannot give any assurance that an active trading market will develop or be sustained.  If an active trading market for our common stock does not develop, it would be difficult, if not impossible, for stockholders to liquidate their shares.  Also, the trading price for our shares may be highly volatile and subject to significant fluctuations in response to variations in our quarterly operating results and other factors.  These price fluctuations may adversely affect the liquidity of our shares, as well as the price that holders may realize for their shares upon any future sale.  There will be no public trading market for the Notes.

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

We currently have 2,758,136 shares of our common stock outstanding. Shares sold in our public offering are considered freely tradable without restriction or further registration under the federal securities laws, unless held by affiliates.  Sale of a substantial number of restricted shares in the public markets, or the perception that these sales may occur, could cause the market price of our common stock to decline and materially impair our ability to raise capital through the sale of additional equity securities.

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

Our directors and two principal stockholders presently currently own approximately 62% of our outstanding shares.  Accordingly, current directors and principal stockholders have the ability to elect all of our directors, who in turn elect all executive officers, and to control our business and other affairs without regard to the votes of other stockholders.

Trading in our shares in the public market will most likely be volatile because of factors beyond our control.

There can be no assurance that our shares will continue to be quoted on the OTC Bulletin Board or other recognized trading market, or that if they are, there will be an active trading market for the shares.  Accordingly, it could be difficult for holders of our common stock to liquidate their shares.

The market price of our common stock could be subject to significant fluctuations and the market price could be subject to any of the following factors:

●      our failure to achieve and maintain profitability;

●      changes in earnings estimates and recommendations by financial analysts;

●      actual or anticipated variations in our quarterly and annual results of operations;

●      changes in market valuations of similar companies;

●      announcements by us or our competitors of significant contracts, new services, acquisitions, commercial relationships, joint ventures or capital commitments;

●      loss of significant clients or customers;

●      loss of significant strategic relationships; and

●      general market, political and economic conditions.

In the past, following periods of extreme volatility in the market price of a company's securities, securities class action litigation has often been instituted. A securities class action suit against us could result in substantial costs and divert our management's time and attention, which would otherwise be used to benefit our business.

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

We do not own any real property.  We currently rent office space that serves as our principal place of business located at 563 West 500 South, Ste 330, Bountiful, UT 84010.

Item 3.	Legal Proceedings.

There are no material pending legal proceedings to which the company or any subsidiary is a party, or to which any property is subject and, to the best of our knowledge, no such action against us is contemplated or threatened.

Item 4.	(Removed and Reserved).

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock became eligible for trading on the OTC Bulletin Board during the fourth quarter of 2008, which permits price quotations for our shares to be published by that service.  There is currently a limited public trading market for our shares trading under the OTCBB ticker symbol: “NMLE.”  There has been only sporadic trades and the last reported trade on March 17, 2011 was at $0.18 per share.  Set forth in the table below are the quarterly high and low bid prices of our common stock for the past two years as obtained from the OTC Bulletin Board.  Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

		High	Low
2010
	First Quarter	$0.50	$0.35
	Second Quarter	$0.50	$0.11
	Third Quarter	$0.11	$0.11
	Fourth Quarter	$0.10	$0.15
2009
	First Quarter	$0.82	$0.05
	Second Quarter	$0.77	$0.50
	Third Quarter	$0.55	$0.35
	Fourth Quarter	$0.55	$0.35

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

Penny Stock Rule

The ability of individual stockholders to trade their shares in a particular state may be subject to various rules and regulations of that state.  A number of states require that an issuer's securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state.  Presently, we have no plans to register our securities in any particular state.  Further, our common stock most likely will be subject to the provisions of Section 15(g) and Rule 15g-9 of the Exchange Act, commonly referred to as the "penny stock" rule.  Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

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

Rule 144

Currently we have outstanding an aggregate of 2,758,136 shares of common stock.  The 714,288 shares issued in the 2008 offering are freely transferable without restriction under the Securities Act, excluding any shares purchased by a person who is or thereby becomes an affiliate of Nine Mile Software.  All 1,882,000 shares outstanding prior to the offering were issued in private transactions without registration under the Securities Act and are deemed “restricted securities” as defined by Rule 144 under the Securities Act.  Rule 144 is the common means for a stockholder to resell restricted securities and for affiliates, to sell their securities, either restricted or non restricted (control) shares.  Rule 144 has been amended by the SEC, effective February 15, 2008.

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

Plan of Operation

Since inception, we have been developing the TradeWarrior rebalancing software.  We released TradeWarrior Small Business on July 28, 2010 and realized our first revenues from license sells of TradeWarrior during the third quarter of 2010.  TradeWarrior is a portfolio rebalancing and trade generation program created for financial and investment advisory firms.  It is designed to help advisors quickly and efficiently trade a large number of client accounts to an assigned “target model”.  TradeWarrior is primarily marketed to independent Registered Investment Advisors (“RIAs”).

Following the launch of TradeWarrior Small Business, we began development on TradeWarrior Ultimate, which will be the full-featured version of TradeWarrior.  We launched a beta version of TradeWarrior Ultimate, our full-featured version of TradeWarrior, during the first quarter of 2011.  Management anticipates exiting the beta stage and launching the Ultimate version during the second quarter of 2011.  During the development period, a beta group of 5-10 RIA users will be using the program and providing industry feedback.  This is essential to gain perspective and insight into the industry needs in a real time feedback loop in order to adjust the program to real life needs of end users.

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

We do not expect to make major capital expenditure for completing development of TradeWarrior.  We do anticipate an increase in employees if and when TradeWarrior is marketed successfully.  In preparation for marketing TradeWarrior, management will assess the potential demand for up to two customer service personnel to assist in responding to new customers’ questions, orientation and installation of programs.  In addition, we will assess the potential demand to hire additional programmers to speed development of functionality within TradeWarrior.

Results of Operations and Liquidity and Capital Resources

We did not realize any revenues until the third quarter of 2010.  For the year ended December 31, 2010, revenues were $11,735 and we realized a net loss of $267,267, or $0.10 per share, compared to a net loss of $288,485, or $0.11 per share, for the year ended December 31, 2009.   The decreased net loss for 2010 is attributed to the 6% decrease in total operating expenses from $294,571 in 2009 to $275,881 in 2010, primarily due to an 11% decrease in research and development expenses from $90,274 in 2009 to $80,122 in 2010.   The decrease in research and development expenses in 2010 was due to completion of a substantial portion of research and development of our TradeWarrior software.  General and administrative expenses in 2010 were $195,759, a 4% decrease from $204,297 in 2010.

At December 31, 2010, we had total assets of $37,076 and stockholders' deficit of $75,438, compared to total assets of $154,785 and total stockholders' equity of $148,457 at December 31, 2009.  The decrease in total assets and stockholders' equity at December 31, 2010 is attributed to a 78% decrease in cash from $138,604 at December 31, 2009 to $30,346 at December 31, 2010, primarily due to net cash used in operations of $179,041, offset by proceeds from notes payable of $75,000.

At December 31, 2010, our working capital was a negative $82,168, compared to a positive $143,926 at December 31, 2009, primarily due to the decrease in cash.  Also at December 31, 2010, we had notes payable – related party of $75,000, that reflected cash advances from stockholders.  In order to meet our working capital needs during 2011, we plan to raise capital through a Private Placement offering of debt and/or equity.  As of the date hereof we have raised an aggregate of $20,000 by selling equity at $0.15/share.  Shares from this offering have not been issued as of the date hereof.  We have no other agreements or arrangements for additional funding and there can be no assurance any such funding will be available to us, or if available, such funding will be on acceptable or favorable terms to us.  We will also continue on a best efforts basis to sell licenses of our TradeWarrior software to bring revenue into the company.

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

Recent Accounting Pronouncements

ASC Topic 350 – In December 2010, the FASB issued Accounting Standards Update No. 2010-28, Intangibles – Goodwill and Other (Topic 350):  When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (ASU 2010-28).  ASU 2010-28 modifies Step 1 of the goodwill impairment test so that for those reporting units with zero or negative carrying amounts, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not based on an assessment of qualitative indicators that a goodwill impairment exists.  In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist.  ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010.  We do not expect adoption of this standard to have a material impact on our consolidated results of operations and financial condition.

ASC Topic 820 – In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures (Topic 820):  Improving Disclosures about Fair Value Measurements (ASU 2010-06). We adopted ASU 2010-06, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements which are deferred until fiscal years beginning after December 15, 2010.  We believe that the disclosures will not have a material impact on our consolidated results of operations and financial condition when updated.

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

On August 27, 2009, the PCAOB issued PCAOB Release No. 105-2009-006 revoking the registration of Moore & Associates, Chartered and barring Michael J. Moore, CPA, from being an associated person of a registered public accounting firm.  The PCAOB imposed these sanctions on the basis of its findings concerning the alleged violations of Moore & Associates and Michael J. Moore of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, PCAOB rules and auditing standards in auditing the financial statements of three issuer clients from 2006 to 2008, PCAOB rules and quality controls standards, and noncooperation with a Board investigation.  A copy of the PCAOB Release can be accessed at the PCAOB website at http://www.pcaobus.org.

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

Item 9A(T)                      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this annual report, management, with the participation of our chief executive officer and principal financial officer, carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures”, as defined in the Securities Exchange Act of 1934, Rules 13a-15(e) and 15-d-15(e).  Based upon that evaluation, our chief executive officer and principal financial officer concluded that as of December 31, 2010, our disclosure controls and procedures are ineffective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is:

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

Management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2010.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Over Financial Reporting – Guidance for Smaller Public Companies.  Based on our assessment and those criteria, our management concluded that our internal control over financial reporting was ineffective as of December 31, 2010.

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

Name	Age	Position
Damon Deru	31	Chief Executive Officer and Director
Andrew Limpert	41	Chairman of the Board and Director
Michael Christensen	44	Secretary and Director
Ryan Sullivan	32	Chief Technology Officer

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

The business experience of each of the persons listed above during the past five years is as follows:

Damon Deru is a graduate of the University of Utah where he received his B.S. Degree in Finance.  He has worked in the financial services industry since 2001 as an investment advisor at Belsen Getty, LLC, a Registered Investment Advisory firm located in Salt Lake City, Utah.  In his role at Belsen Getty, Mr. Deru was responsible for investment research, trading responsibilities for over 1,000 accounts, and managing and maintaining the databases and other information technology (IT) needs.  Mr. Deru relinquished his role at Belsen Getty to form Nine Mile Software and develop the TradeWarrior rebalancing software.

Andrew Limpert is a graduate from the University of Utah and Westminster College with degrees of B.S. in Finance and an MBA with an emphasis in Finance. For the past 18 years he has founded, consulted on and funded numerous businesses in the private and public arenas. From 1998 to 2008 he has been an investment advisor with Belsen Getty, LLC, providing wealth management direction and strategic and financial advice for several investment banks. Currently, Mr. Limpert is the CFO and a director for Profire Energy, Inc.

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

A written copy of the Code will be provided upon request at no charge by writing to our corporate Secretary, c/o Nine Mile Software, Inc., 563 West 500 South, Ste 330, Bountiful, UT 84010.

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities.  We believe that no reports were filed during the fiscal year 2009.

Item 11.                 Executive Compensation.

During 2010 and 2009, the following compensation was awarded to officers of the company:

Name and Position Year	Salary	Stock Option	Option Value	Total
Damon Deru 2010 C.E.O. 2009	$75,000 $79,571		$0 $14,457	$75,000 $94,028
Andrew Limpert 2010 Chairman 2009	$0 $500		$0 $5,783	$0 $6,283
Ryan Sullivan 2010 C.T.O. 2009	$65,250 $67,063		$0 $14,457	$65,250 $81,520
Michael Christensen 2010 Secretary 2009	$0 $250		$0 $2,891	$0 $3,141

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

Damon Deru	—	360,000
Michael Christensen	—	100,000
Glade Francis	—	50,000
Tom Evans	—	100,000
Ryan Sullivan	—	40,000

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

Damon Deru	—	100,000
Michael Christensen	—	20,000
Glade Francis	—	40,000
Tom Evans	—	40,000
Ryan Sullivan	—	100,000

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

The following table lists the options held by each officer and director and summarizes the terms and conditions of those options::

Name Year Option Issued	Number of shares underlying option	Exercise Price	Expiration Date	Value
Damon Deru 2010 2009 2008	0 0 100,000	$ 0.75	7-31-2013	(1)
Andrew Limpert 2010 2009 2008	0 0 40,000	$ 0.75	7-31-2013	(1)
Ryan Sullivan 2010 2009 2008	0 0 100,000	$ 0.75	7-31-2013	(1) (1)
Michael Christensen 2010 2009 2008	0 0 20,000	$ 0.75	7-31-2013	(1) (1)

(1)	None of the options depicted in the table above have vested as of the date hereof and therefore no value is being assigned.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our shares of common stock by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our directors;

●	our executive officers; and

●	by all directors and executive officers as a group.

Beneficial ownership is determined in accordance with SEC rules.  In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or will become exercisable within 60 days after the date of this report, are deemed outstanding, but those shares are not deemed outstanding for purposes of computing percentage ownership of any other person. The number and percentage of shares beneficially owned are based on 2,758,136  shares of common stock outstanding as of March 31, 2011.  Each person named in the table has sole voting and investment power with respect to all shares shown as beneficially owned by that person, subject to community property laws, where applicable.

	Amount and Nature of
Name and Address	Beneficial Ownership	Percent of Class
Directors and Officers
Damon Deru*	280,067	9.9%
Andrew Limpert*	651,667	23.4%
Michael Christensen*	43,333	1.6%
Ryan Sullivan*	102,679	3.6%
All directors and officers	1,077,746	37.9%
as a group (4 persons)

Other Beneficial Owners
Scott Deru	120,000	4.6%
Terry Deru	600,000	23.1%
 *      Director and/or executive officer

(1)	Unless otherwise indicated, the address for each person listed above is c/o Nine Mile Software, Inc., 563 West 500 South #330, Bountiful, UT 84010.
(2)
Number shares and percentage ownership is calculated separately for each person on the basis of the actual number of outstanding shares as of March 31, 2011 and assumes the exercise of options held by such person (but not by anyone else) currently exercisable or within sixty days.

(3)	Includes 66,666 shares that may be acquired upon exercise of stock purchase options previously granted to Mr. Deru, which options are currently exercisable.
(4)	Includes 26,667 shares that may be acquired upon exercise of stock purchase options previously granted to Mr. Limpert, which options are currently exercisable.
(5)	Includes 13,333 shares that may be acquired upon exercise of stock purchase options previously granted to Mr. Christensen, which options are currently exercisable.
(6)	Includes 66,666 shares that may be acquired upon exercise of stock purchase options previously granted to Mr. Sullivan, which options are currently exercisable.
(7)	Includes 86,666 shares that may be acquired upon exercise of stock purchase options previously granted to directors and officers, which options are currently exercisable.

Item 13.                 Certain Relationships and Related Transactions, and Director Independence.

We did not have any material transactions during 2010 with any officer, director, nominee for election as director, or any stockholder owning greater than five percent (5%) of our outstanding shares, nor any member of the above referenced individuals' immediate family.  None of the persons serving on our board of directors is considered an independent director.

Item 14.	Principal Accounting Fees and Services.

We do not have an audit committee and as a result our entire board of directors performs the duties of an audit committee.  Our board of directors will approve in advance the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. As a result, we do not rely on pre-approval policies and procedures.

Audit Fees

        Mantyla McReynolds, LLC, our new auditors as of September 2009, billed us $6,083 for the audit of our annual financial statements included in the annual report for the year ended December 31, 2009 and for the review of quarterly financial statements included in our quarterly report for September 30, 2009.  They have also billed us $15,618 for the audit of our annual financial statements included in this report for the year ended December 31, 2010 and for the review of quarterly financial statements included in our quarterly reports during 2010.

Audit Related Fees

For the year ended December 31, 2010 and 2009, there were no fees billed for assurance and related services by our former auditors, Moore & Associates and Seale and Beers, or our current auditors Mantyla McReynolds, relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above.

Tax Fees

For the years ended December 31, 2010 and 2009, no fees were billed by our former auditors, Moore & Associates and Seale and Beers, or our current auditors Mantyla McReynolds, for tax compliance, tax advice and tax planning.

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

PART  1V

Item 15.                 Exhibits, Financial Statement Schedules

(a)           Exhibits

Exhibit No.	Exhibit Name
3.1*	Articles of Incorporation
3.2*	By-Laws
4.1*	Specimen stock certificate
10.1*	Escrow Agreement
10.2**	Securities Escrow Agreement
10.3**	Form 4-5EIA Escrow Agreement
21.1	Sumsidiaries
31.1	Certificatin of C.E.O. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of C.E.O. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1*	Subscription Agreement

______________

           *Included as Exhibits to Form SB-2 filed with SEC on May 17, 2007
           **Included as Exhibits to Amendment No. 1 to Form SB-2 on November 19, 2007
________________
.

Nine Mile Software, Inc.
(A Development Stage Company)

FINANCIAL STATEMENTS

December 31, 2010

C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Nine Mile Software, Inc.

We have audited the accompanying consolidated balance sheets of Nine Mile Software, Inc. [a development stage company] as of December 31, 2010 and 2009, and the related consolidated statements of operations, cash flow, and stockholders’ equity (deficit), for the year ended December 31, 2010 and 2009 and for the period from inception [November 30, 2006] through December 31, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nine Mile Software, Inc. [a development stage company] as of December 31, 2010 and 2009, and the results of operations and cash flow for the years ended December 31, 2010 and 2009 and for the period of inception [November 30, 2006] through December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a working capital deficit and has incurred a loss from operations and negative operating cash flow during the year ended December 31, 2010. These issues raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

/s/ Mantyla McReynolds LLC

Mantyla McReynolds LLC
Salt Lake City, Utah
March 31, 2011

NINE MILE SOFTWARE, INC.
Consolidated Balance Sheets

ASSETS

	December 31,	December 31,
	2010	2009

CURRENT ASSETS

Cash	$30,346	$138,604
Prepaid expenses	-	11,650

Total Current Assets	30,346	150,254

EQUIPMENT, net	2,147	3,460

OTHER ASSETS

Copyrights, net	952	1,071
Software development, net	3,631

Total Other Assets	4,583	1,071

TOTAL ASSETS	$37,076	$154,785

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$9,950	$40
Payroll liabilities	5,949	6,288
Deferred revenue	21,615	-
Notes payable - related party	75,000	-

Total Current Liabilities	112,514	6,328

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock; 50,000,000 shares authorized, at
$0.001 par value, 2,598,801 and 2,598,801
shares issued and outstanding, respectively	2,599	2,599
Additional paid-in capital	678,798	635,426
Deficit accumulated during the development stage	(756,835)	(489,568)

Total Stockholders' Equity (DEFICIT)	(75,438)	148,457

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$37,076	$154,785

The accompanying notes are an integral part of these financial statements.

NINE MILE SOFTWARE, INC.
Consolidated Statements of Operations

			From Inception
			on November 30,
	For the Years Ended		2006 Through
	December 31,		December 31,
	2010	2009	2010
REVENUES	$11,735	$-	$11,735

OPERATING EXPENSES

Research and development	80,122	90,274	237,194
General and administrative	195,759	204,297	541,650

Total Operating Expenses	275,881	294,571	778,844

LOSS FROM OPERATIONS	(264,146)	(294,571)	(767,109)

OTHER INCOME

Interest income	304	6,086	13,699
Interest expense	(3,425)	-	(3,425)

Total Other Income	(3,121)	6,086	10,274

LOSS BEFORE INCOME TAXES	(267,267)	(288,485)	(756,835)
PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(267,267)	$(288,485)	$(756,835)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.10)	$(0.11)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING	2,598,801	2,597,149

The accompanying notes are an integral part of these financial statements.

NINE MILE SOFTWARE, INC.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)

				Deficit
				Accumulated	Total
			Additional	During the	Stockholders'
	Common Stock		Paid-In	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance, November 30, 2006	-	$-	$-	$-	$-

Shares issued for cash
at $0.025 per share	360,000	360	8,640	-	9,000

Shares issued for cash
at $0.025 per share	1,462,000	1,462	35,088	-	36,550

Net loss from inception
through December 31, 2006	-	-	-	(1,002)	(1,002)

Balance, December 31, 2006	1,822,000	1,822	43,728	(1,002)	44,548

Shares issued for cash
at $0.50 per share	60,000	60	29,940	-	30,000

Value of common stock
options issued	-	-	160	-	160

Net loss for the year
ended December 31, 2007	-	-	-	(39,360)	(39,360)

Balance, December 31, 2007	1,882,000	1,882	73,828	(40,362)	35,348

Shares issued for cash
at $0.70 per share	714,288	714	499,277	-	499,991

Fair value of options granted	-	-	18,072	-	18,072

Net loss for the year
ended December 31, 2008	-	-	-	(160,721)	(160,721)

Balance, December 31, 2008	2,596,288	2,596	591,177	(201,083)	392,690

Fair value of options granted	-	-	43,372	-	43,372

Shares issued for services
at $0.35 per share	2,513	3	877	-	880

Net loss for the year
ended December 31, 2009	-	-	-	(288,485)	(288,485)

Balance, December 31, 2009	2,598,801	2,599	635,426	(489,568)	148,457

Fair value of options granted	-	-	43,372	-	43,372

Net loss for the year
ended December 31, 2010	-	-	-	(267,267)	(267,267)

Balance, December 31, 2010	2,598,801	$2,599	$678,798	$(756,835)	$(75,438)

The accompanying notes are an integral part of these financial statements.

NINE MILE SOFTWARE, INC.
Consolidated Statements of Cash Flows

			From Inception
			on November 30,
	For the Years Ended		2006 Through
	December 31,		December 31,
	2010	2009	2010
OPERATING ACTIVITIES

Net loss	$(267,267)	$(288,485)	$(756,835)

Adjustments to reconcile net loss to net cash
used by operating activities:
Fair value of options granted	43,372	43,372	104,816
Amortization expense	705	119	824
Depreciation expense	1,313	479	1,792
Common stock issued for services	-	880	880
Changes in operating assets and liabilities:
Deferred revenue	21,615	-	21,615
Prepaid expenses	11,650	(11,650)	-
Payroll liabilities	(339)	22	5,949
Accounts payable and accrued expenses	9,910	(7,747)	9,950

Net Cash Used in Operating Activities	(179,041)	(263,010)	(611,009)

INVESTING ACTIVITIES

Purchase of equipment	-	(3,939)	(3,939)
Software development	(4,217)	-	(4,217)
Copyright costs incurred	-	-	(1,190)

Net Cash Used in Investing Activities	(4,217)	(3,939)	(9,346)

FINANCING ACTIVITIES

Proceeds from notes payable	75,000	-	75,000
Proceeds from common stock issued	-	-	575,701

Net Cash Provided by Financing Activities	75,000	-	650,701

NET INCREASE (DECREASE) IN CASH	(108,258)	(266,949)	30,346
CASH AT BEGINNING OF PERIOD	138,604	405,553	-

CASH AT END OF PERIOD	$30,346	$138,604	$30,346

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$1,667	$-	$1,667
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

NINE MILE SOFTWARE, INC.
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
Nine Mile Software, Inc. (the Company) was incorporated in the State of Nevada on November 30, 2006. The Company is engaged in the business of developing and marketing specialized software for financial institutions.

On May 21, 2010, the Company formed a wholly owned subsidiary named TradeWarrior, Inc. to hold its assets. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, TradeWarrior, Inc.  All intercompany accounts and transactions are eliminated in consolidation.

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

Cash and Cash Equivalents
The Company considers all highly-liquid investments purchased with an original maturity date of three months or less to be cash equivalents.

Concentration of Credit Risk
Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash.   Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States.  The Company does not maintain amounts on deposit with a financial institution that are in excess of the federally insured limit of $250,000.

Property and Equipment
Property and equipment is recorded at cost less accumulated depreciation. Depreciation and amortization is calculated using the straight-line method over the expected useful life of the asset, after the asset is placed in service. The Company generally uses the following depreciable lives for its major classifications of property and equipment:

Description	Useful Life
Computer Equipment	3 years

Software Development Costs
In accordance with ASC 350 the Company capitalizes enhancements made to its internally developed software.  The Capitalized costs are included in the Company’s balance sheets as software development. These costs are amortized over their estimated useful life of 3 years.

Copyright Costs
The Company has capitalized the costs of obtaining its copyrights. The Company is amortizing the copyright costs over the estimated life of 10 years beginning January 1, 2009. The Company will record amortization expense of $119 for each of the next 10 years ending in 2019.

Fair Value of Financial Instruments
In accordance with ASC 820, the carrying value of cash and cash equivalents, accounts receivable and accounts payable approximates fair value due to the short-term maturity of these instruments.  ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

NINE MILE SOFTWARE, INC.
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments (continued)
Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other then quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The carrying amounts reported in the balance sheets for cash, accounts receivable, loans payable, and accounts payable and accrued expenses, approximate their fair market value based on the short-term maturity of these instruments. The following table presents assets and liabilities that are measured and recognized at fair value as of December 31, 2010, on a non-recurring basis:

Assets and liabilities measured at fair value on a recurring and nonrecurring				Total
basis at December 31, 2010:				Carrying
Nonrecurring:	Level 1	Level 2	Level 3	Value
Notes payable – related party	$-	$-	$(75,000)	$(75,000)
	$-	$-	$(75,000)	$(75,000)

A financial instrument's categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following is a description of the valuation methodology used to measure fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Notes Payable – Related Party: Market prices are not available for the Company's loans from related parties nor are market prices of similar loans available. The Company assessed that the fair value of this liability approximates its carrying value.

The method described above may produce a current fair value calculation that may not be indicative of net realizable value or reflective of future fair values. If readily determined market values became available or if actual performance were to vary appreciably from assumptions used, assumptions may need to be adjusted, which could result in material differences from the recorded carrying amounts. The Company believes its method of determining fair value is appropriate and consistent with other market participants. However, the use of different methodologies or different assumptions to value certain financial instruments could result in a different estimate of fair value.

The following tables present the fair value of financial instruments as of December 31, 2010, by caption on the condensed balance sheet and by ASC 820 valuation hierarchy described above.

Note Payable -
Level 3 Reconciliation:	Related Party
Level 3 assets and liabilities at December 31, 2009:	$-
Purchases, sales, issuances and settlements (net)	(75,000)
Total level 3 assets and liabilities at December 31, 2010	$(75,000)

NINE MILE SOFTWARE, INC.
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Valuation of Long-Lived Assets
Long-lived tangible assets and definite-lived intangible assets are reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company uses an estimate of undiscounted future net cash flows of the assets over the remaining useful lives in determining whether the carrying value of the assets is recoverable. If the carrying values of the assets exceed the expected future cash flows of the assets, the Company recognizes an impairment loss equal to the difference between the carrying values of the assets and their estimated fair values.

Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent from other groups of assets. The evaluation of long-lived assets requires the Company to use estimates of future cash flows. However, actual cash flows may differ from the estimated future cash flows used in these impairment tests. As of December 31, 2010, management does not believe any of the Company’s assets were impaired.

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

In accordance with ASC 985-605-25-10 (c) which states, “If the arrangement is in substance a subscription, the entire fee shall be recognized ratably,” the Company records all proceeds received as deferred revenue and recognizes revenue over the life of the agreement, in most cases 12 months.

Research and Development
The Company expenses the costs of developing its software for brokerage firms during the period incurred. The Company has incurred research and development costs of $80,122 and $90,274 during the years ended December 31, 2010 and 2009, respectively.

Advertising Costs
The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $9,445 and $10,974 as of December 31, 2010 and 2009.

Stock-based compensation.
The Company has adopted ASC 718, which requires the Company to measure compensation expense for all outstanding unvested share-based awards at fair value and recognize compensation expense over the service period for awards expected to vest. The fair value of stock options was determined at the grant dates using the Black-Scholes option-pricing model. The Company uses historical data to estimate the expected volatility and expected life. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results could differ from estimates, such amounts will be recorded as an adjustment in the period estimates are revised. The Company considers many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results may differ substantially from these estimates.

NINE MILE SOFTWARE, INC.
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basic (Loss) per Common Share
Basic and diluted loss per common share is calculated using the weighted average number of common shares outstanding during the period. For the year ended December 31, 2010 and 2009, the Company’s 950,000 options are excluded from the computation of diluted earnings per share as they are anti-dilutive, due to net losses.

Income Taxes
The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

In July, 2006, the FASB issued ASC 740, Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a return. ASC 740 provides guidance on the measurement, recognition, classification and disclosure of tax positions, along with accounting for the related interest and penalties. ASC 740 became effective as of January 1, 2007 and had no impact on the Company’s financial statements. The charge for taxation is based on the results for the year as adjusted for items, which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.

The Company elected to classify income tax penalties and interest as general and administrative and interest expenses, respectively.  No penalties or interest have been accrued for unrecognized tax benefits as of December 31, 2010 and 2009.  There were no penalties or interest recognized during the years ended December 31, 2010 and 2009.

Recent Accounting Pronouncements
ASC Topic 350 – In December 2010, the FASB issued Accounting Standards Update No. 2010-28, Intangibles – Goodwill and Other (Topic 350):  When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (ASU 2010-28).  ASU 2010-28 modifies Step 1 of the goodwill impairment test so that for those reporting units with zero or negative carrying amounts, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not based on an assessment of qualitative indicators that a goodwill impairment exists.  In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist.  ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010.  We do not expect adoption of this standard to have a material impact on our consolidated results of operations and financial condition.

ASC Topic 820 – In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures (Topic 820):  Improving Disclosures about Fair Value Measurements (ASU 2010-06). We adopted ASU 2010-06, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements which are deferred until fiscal years beginning after December 15, 2010.  We believe that the disclosures will not have a material impact on our consolidated results of operations and financial condition when updated.

We have reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on our consolidated results of operation, financial position or cash flows.  Based on that review, we believe that none of these pronouncements will have a significant effect on our current or future earnings or operations.

NINE MILE SOFTWARE, INC.
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  During the year ended December 31, 2010 the Company realized a net loss of $267,267 and has incurred an accumulated deficit of $756,835.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – EQUIPMENT AND OTHER ASSETS

The major classes of equipment as of December 31, 2010 and 2009 are as follows:

	2010	2009
Computer Equipment	$3,939	$3,939
Accumulated Depreciation	(1,792)	(479)
Total	$2,147	$3,460

Depreciation expense was $1,313 and $479, for the years ended December 31, 2010 and 2009, respectively.

Other assets consist of capitalized costs associated with developing copyrights and enhancements to the Company’s software programs.  The major classes of other assets as of December 31, 2010 and 2009 are as follows:

	2010	2009
Copyrights	$1,190	$1,190
Software development	4,217	-
Accumulated amortization	(824)	(119)
Total	$4,583	$1,071

Amortization expense was $705 and $119, for the years ended December 31, 2010 and 2009, respectively.

NOTE 4 – RELATED PARTY NOTES PAYABLE

On June 1, 2010, the Company borrowed $50,000 under a promissory note from the relatives of an officer. The note is due with interest accrued at 10% per annum on June 1, 2011 and is secured by the assets of the Company. On October 10, 2010 the Company borrowed an additional $25,000 and renegotiated the outstanding $50,000 note balance.  Under the new agreement, the new $75,000 note accrues interest at 10% and is due on October 31, 2011.

For the year ended December 31, 2010, the Company recorded interest expense of $3,425 and paid $1,667 leaving accrued interest of $1,758 on the note.

NINE MILE SOFTWARE, INC.
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009

NOTE 5 - STOCK PURCHASE OPTIONS

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

On July 31, 2008, the Company granted a total of 300,000 stock purchase options exercisable for the purchase of our common stock at $0.75 per share from the 400,000 stock purchase options. The options were issued to directors, executive officers and other individuals expected to become employees. The options vest over 3 years.  The options will expire if not exercised within 60 months of issuance, on July 31, 2013.

The following weighted average assumptions used for grants in the year ended December 31, 2008: dividend yield of zero percent; expected volatility of 100%; risk-free interest rates of 3.35% and expected life of 3.0. The Company recognized  $43,372 of expense for the fair value of the options during each of the years ended December 31, 2010 and 2009.

A summary of the status of the Company’s stock option plans as of December 31, 2010 and 2009 and the changes during the period are presented below:
	2010	2009
Unexercised options, beginning of year	950,000	950,000
Stock options issued during the year	-	-
Stock options expired	-	-
Stock options exercised	-	-
Unexercised options, end of year	950,000	950,000

The following table summarizes information about the stock options as of December 31, 2010:

Outstanding Options
		Wtd. Avg.
Range of		Remaining	Wtd. Avg.	Aggregate
Exercise		Contractual	Exercise	Intrinsic
Prices	Shares	Life (years)	Price	Value
$0.025	650,000	1.33	$0.025	$100,750
$0.75	300,000	2.58	0.75	-
	950,000	1.72	$0.25	$100,750

NINE MILE SOFTWARE, INC.
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009

NOTE 5 - STOCK PURCHASE OPTIONS (CONTINUED)

The following table summarizes information about the exercisable stock options as of December 31, 2010:

Exercisable Options
	Wtd. Avg.
	Remaining	Wtd. Avg.	Aggregate
	Contractual	Exercise	Intrinsic
Shares	Life (years)	Price	Value
200,000	2.58	.43	86,000
200,000	2.58	$.43	$86,000

The following table summarizes information about non-vested options as of the year ended December 31, 2010:

		Wtd. Avg.
		Grant Date
	Options	Fair Value
Non-vested at December 31, 2009	850,000	$0.68
Vested during the year ended December 31, 2010	(100,000)	.43
Non-vested at December 31, 2010	750,000	$0.65

 The total fair values of options vested during each of the years ended December 31, 2010 and 2009 $43,000 were and $29,167, respectively.

NOTE 6 – INCOME TAXES

The Company’s provision for income taxes was $0 for the years ended December 31, 2010 and 2009 respectively since the Company incurred net operating losses which have a full valuation allowance through December 31, 2010.

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a full valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is calculated by multiplying a 39% marginal tax rate by the cumulative Net Operating Loss (“NOL”) of $643,523. The total valuation allowance is equal to the total deferred tax asset.  The valuation allowance increased by $106,248 from $165,842 to $272,090 for the year ended December 31, 2010.

The tax effects of significant items comprising the Company's net deferred taxes as of December 31, 2010 and 2009 were as follows:
	2010	2009
Cumulative NOL	$643,523	$425,237

Deferred Tax assets:
(34% Federal, 5% Utah)
Net operating loss carry forwards	250,974	165,842
Stock-based compensation	12,686	(24,306)
Deferred revenue	8,430	-
Permanent differences	-	(667)
Valuation allowance	(272,090)	(140,869)
	$-	$-

NINE MILE SOFTWARE, INC.
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009

NOTE 6 – INCOME TAXES (CONTINUED)

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2010 and 2009 due to the following:

	2010	2009
Income tax benefit at U. S. federal statutory rates:	$(104,234)	$(112,509)
Stock based comp	12,686	17,258
Deferred revenue	8,430	-
Permanent differences	-	384
Change in valuation allowance	83,118	94,867
	$-	$-

The Company has filed income tax returns in the United States and Florida. All tax years prior to 2007 are closed by expiration of the statute of limitations.   The years ended December 31, 2010, 2009, and 2008 are open for examination.

The Company’s deferred tax assets and liabilities were as follows as of December 31, 2010 and 2009:

	2010	2009
Deferred tax assets:
Net operating loss carry forwards	250,974	165,842
Deferred revenues	8,430	-
Stock options	12,686	-
Valuation allowance	(272,090)	(165,843)
Net deferred tax asset reported	$-	$-

The Company’s net state and federal operating loss carry forwards of approximately $638,360 expire in various years beginning in 2026 and carrying forward through 2030.

In July, 2006, the FASB issued ASC 740, “Accounting for Uncertainty in Income Taxes” which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a return. ASC 740 provides guidance on the measurement, recognition, classification and disclosure of tax positions, along with accounting for the related interest and penalties. ASC 740 became effective as of July 1, 2008 and had no impact on the Company’s financial statements. The Company’s tax filings for 2007-2009 remain open for review by tax authorities as of September 30, 2010.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings
There are no legal proceedings, which the Company believes will have a material adverse effect on its financial position.

Office Rent Obligation
The Company is renting its office space at $550 per month.  The term of this lease extends until February 28, 2013. The following summarizes the future minimum lease payments associated with this lease agreement:

2011	6,600
2012	6,600
2013	1,100
$14,300

NINE MILE SOFTWARE, INC.
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009

NOTE 7 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Total rent expense for this lease for the years ended December 31, 2010 and 2009 was $6,600 and $6,050, respectively.

Partnership Agreement
The Company entered into a partnership with FinFolio in December 2008. The partnership between the two companies represents a major collaboration of software technologies which requires the Company to pay a 10% royalty of each direct and indirect sale of a license of the Nine Mile Software Standalone Application to Finfolio within ten days of month end, upon payment from a customer. If Nine Mile Software fails to pay any amounts when due, Nine Mile Software will pay Finfolio interest on the unpaid amount at the rate of 18% annum. The Company recorded royalty expense of $3,335 during 2010. As of December 31, 2010 $10 has been accrued as interest for unpaid amounts when due.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855 Company management reviewed all material events through the date of this report and determined that the following events required disclosure.

Joint Venture
The Company has entered into a joint venture with the first licensee of its technology as of January 2011. The joint venture agreement allows the Company to license its software to various users but requires the Company to pay a one-time 10% royalty to its joint venture partner.

Limited Offering
In February 2011 the Company’s Board of Directors authorized the issuance of equity, debt or a combination there of to raise capital. As of March 2011, the Company raised $20,000 throug the issuance of 133,335 shares at $0.15 per share.

Stock Based Compensation
In March, 2011 the Company’s Board of Directors authorized the issuance of 26,000 new shares to the Chief Technology Officer in consideration of services rendered to the Company relate to work performed in lieu of monetary compensation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nine Mile Software, Inc. By: /S/ Damon Deru Damon Deru President and C.E.O. April 1, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAMON DERU	Chief Executive Officer and Director	April 1, 2011
Damon Deru
April 1, 2011
/s/ ANDREW LIMPERT	Chairman of the Board and Director
Andrew Limpert
April 1, 2001
/s/ MICHAEL CHRISTENSEN	Secretary and Director
Michael Christensen	Principal Financial Officer
Principal Accounting Officer