Form 10-Q
period 2011-03-31
NINE MILE SOFTWARE, INC.
filed 2011-05-04
CIK 1398004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes  ☐   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]    No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of May 4, 2011
Common Stock, $0.001 par value	4,758,136

NINE MILE SOFTWARE, INC.

PART  I   —   FINANCIAL INFORMATION

Item 1.                      Financial Statements

The accompanying unaudited balance sheet of Nine Mile Software, Inc. at March 31, 2011 and related unaudited statements of operations and cash flows for the three months ended March 31, 2011 and 2010 and the period from November 30, 2006 (date of inception) to March 31, 2011, have been prepared by management in conformity with United States generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2010 financial statements.  Operating results for the period ended March 31, 2011, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2011 or any other subsequent period.

NINE MILE SOFTWARE, INC.
Condensed Consolidated Balance Sheets

ASSETS

	March 31,	December 31,
	2011	2010
	(Unaudited)	(Audited)
CURRENT ASSETS

Cash	$27,350	$30,346

Total Current Assets	27,350	30,346

EQUIPMENT, net	1,819	2,147

OTHER ASSETS

Copyrights, net	922	952
Software development, net	3,280	3,631

Total Other Assets	4,202	4,583

TOTAL ASSETS	$33,371	$37,076

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$19,307	$9,950
Payroll liabilities	1,884	5,949
Deferred revenue	28,213	21,615
Notes payable - related party	82,000	75,000

Total Current Liabilities	131,404	112,514

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock; 5,000,000 shares authorized, at
$0.001 par value, no shares issued and outstanding	-	-
Common stock; 50,000,000 shares authorized, at
$0.001 par value, 2,624,801 and 2,598,801
shares issued and outstanding, respectively	2,625	2,599
Additional paid-in capital	683,452	678,798
Additional paid-in capital - Shares to be issued	20,000	-
Accumulated deficit	(804,110)	(756,835)

Total Stockholders' Equity (Deficit)	(98,033)	(75,438)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$33,371	$37,076

The accompanying notes are an integral part of these financial statements.

NINE MILE SOFTWARE, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

			From Inception
	For the Three Months Ended		on November
	March 31,		30, 2006 through
	2011	2010	March 31, 2011
REVENUES	$6,602	$-	$18,337

OPERATING EXPENSES

Research and development	12,378	18,823	249,572
General and administrative	39,567	57,132	581,217

Total Operating Expenses	51,945	75,955	830,789

LOSS FROM OPERATIONS	(45,343)	(75,955)	(812,452)

OTHER INCOME

Interest income	38	123	13,737
Interest expense	(1,970)	-	(5,395)

Total Other Income	(1,932)	123	8,342

LOSS BEFORE INCOME TAXES	(47,275)	(75,832)	(804,110)
PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(47,275)	$(75,832)	(804,110)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.02)	$(0.03)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING	2,601,690	2,598,801

The accompanying notes are an integral part of these financial statements.

NINE MILE SOFTWARE, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

			From Inception
	For the Three Months Ended		on November 30,
	March 31,		2006 through
	2011	2010	March 31, 2011
OPERATING ACTIVITIES

Net loss	$(47,275)	$(75,832)	$(804,110)

Adjustments to reconcile net loss to net cash
used by operating activities:
Fair value of options granted	-	10,843	104,816
Amortization expense	381	30	1,205
Depreciation expense	328	328	2,120
Common stock issued for services	4,680	-	5,560
Changes in operating assets and liabilities:
Deferred revenue	6,598	-	28,213
Prepaid expenses	-	11,100	-
Other liabilities	(4,065)	(304)	1,884
Accounts payable and accrued expenses	9,357	2,964	19,307

Net Cash Used in Operating Activities	(29,996)	(50,871)	(641,005)

INVESTING ACTIVITIES

Purchase of equipment	-	-	(3,939)
Software development	-	-	(4,217)
Copyright costs incurred	-	-	(1,190)

Net Cash Used in Investing Activities		-	(9,346)

FINANCING ACTIVITIES

Proceeds from notes payable	7,000	-	82,000
Proceeds for stock not issued	20,000		20,000
Proceeds from common stock issued	-	-	575,701

Net Cash Provided by Financing Activities	27,000	-	677,701

NET INCREASE (DECREASE) IN CASH	(2,996)	(50,871)	27,350
CASH AT BEGINNING OF PERIOD	30,346	138,604	-
CASH AT END OF PERIOD	$27,350	$87,733	$27,350

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$-	$-	$1,667
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

NINE MILE SOFTWARE, INC.
Notes to the Condensed Consolidated Financial Statements

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2011 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2010 audited financial statements.  The results of operations for the period ended March 31, 2011 and 2010 are not necessarily indicative of the operating results for the full years.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

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

Recent Accounting Pronouncements
Management has considered all recent accounting pronouncements issued since the last audit of the Company’s financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NINE MILE SOFTWARE, INC.
Notes to the Condensed Consolidated Financial Statements

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

The Company estimates the fair value of each  stock  award at the  grant  date by  using  the  Black-Scholes  option  pricing model.  The following weighted average assumptions used for grants in the year ended December 31, 2007: dividend yield of zero percent; expected volatility of 100.%; risk-free interest rates of 5.35% and expected life of 5.0 years. The Company recognized no expense for the fair value of the options granted during 2007. Management has determined that the performance conditions are not probable of occurring.

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

A summary of the status of the Company’s stock option plans as of March 31, 2011 and December 31, 2010 and the changes during the period are presented below:

	2011	2010

Unexercised options, beginning of period	950,000	950,000
Stock options vested during the period	-	-
Stock options expired	-	-
Stock options exercised	-	-
Unexercised options, end of period	950,000	950,000

Subsequent to quarter end, 950,000 options were cancelled.  See Note 7 below.

NOTE 5 - SIGINIFICANT EVENTS

Limited Offering
In February 2011 the Company’s Board of Directors authorized the issuance of equity, debt or a combination there of to raise capital. As of March 31, 2011, the Company had raised $20,000 at $0.15 per share and plans to issue 133,335 new shares.

Stock Based Compensation
In March, 2011 the Company’s Board of Directors authorized the issuance of 26,000 common shares to the Chief Technology Officer in consideration of services rendered to the Company relate to work performed in lieu of monetary compensation. The shares were valued at $4,065 ($0.18 per share) and expensed during the quarter.

NINE MILE SOFTWARE, INC.
Notes to the Condensed Consolidated Financial Statements

NOTE 6 – RELATED PARTY TRANSACTIONS

On June 1, 2010, the Company borrowed $50,000 under a promissory note from the relatives of an officer. The note is due with interest accrued at 10% per annum on June 1, 2011 and is secured by the assets of the Company. On October 10, 2010 the Company borrowed and additional $25,000 and renegotiated the outstanding $50,000 note balance.  Under the new agreement, the new $75,000 note accrues interest at 10% and is due on October 20, 2011.

During the quarter, the Company received $7,000 from the issuance of convertible debt to a relative of an officer. The debt is convertible at $0.20 per share and accrues interest at 7% per annum.

For the three months ended March 31, 2011, the Company recorded interest expense of $1,849 and paid $-0- leaving accrued interest of $3,607 on these notes.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855 Company management reviewed all material events through the date of this report and determined that the following events required disclosure.

On April 26, 2011, the Company’s board of directors approved the cancellation of all outstanding common stock purchase options as well as the 100,000 common stock purchase options previously authorized but not issued on July 31, 2008.  The Company has received cancellation letters from all holders of the 950,000 previously outstanding options.

On April 20, 2011, the Company entered into two restated promissory notes with a relative of an officer.  These notes replace and supersede the original promissory note issued on October 20, 2010.  The first note has a principle balance of $45,000, bears interest at 10% per annum, and is due on October 20, 2011.

The second note has a principle balance of $30,000, bears interest at 10% per annum, and is due on October 20, 2011.  This note is convertible into shares of the Company’s common stock under the following terms.  Upon achievement of $300,000 in gross revenue, the principle balance and all accrued interest will be convertible into 1,500,000 shares of the Company’s common stock.

On April 19, 2011, the Company’s board of directors unanimously approved a resolution to enter into a Securities Purchase Agreement (the “SPA”) with EBE, LLC, a Delaware limited liability company (“EBE”). Under the terms of the SPA, EBE agrees to purchase 2,000,000 shares of the Company’s authorized, but previously unissued common stock (the “Shares”), which Shares will be post split after giving effect to the one share for four shares reverse split that is to be effected prior to the closing of the SPA (the “Reverse Split”).  In consideration for the Shares, EBE will pay the cash purchase price of $131,319 (the “Purchase Price”).  The Purchase Price has been deposited into a special escrow account pursuant to the terms of the SPA.

Also on April 19, 2011, the Company’s board of directors unanimously approved the Reverse Split of its issued and outstanding common stock.  The effective date of the Reverse Split will be established by the Company’s board for a date prior to the closing of the SPA.  The Reverse Split was also approved by written consent of two of the Company’s principal stockholders owning 52% of the Company’s outstanding shares.

NINE MILE SOFTWARE, INC.
Notes to the Condensed Consolidated Financial Statements

NOTE 7 – SUBSEQUENT EVENTS (CONTINUED)

As a term of the SPA, EBE agreed that $16,319 of the Purchase Price would be delivered to the Company following execution of the SPA.  In consideration for receiving a portion of the Purchase Price, the Company has issued 2,000,000 shares of authorized, but previously unissued common stock for the benefit of EBE, which shares will be held in escrow pending the closing, or termination without a closing, of the SPA.  At the closing of the SPA, the 2,000,000 shares, which is the equivalent of 500,000 shares post split, will be delivered to EBE together with an additional 1,500,000 shares (post split), to equal the 2,000,000 post split shares.  Also at the closing, the balance of $115,000 being held in escrow will be delivered to the Company.  The closing must take place by May 19, 2011, unless otherwise extended by the parties.

If the SPA does not close by May 19, 2011, the $115,000 held in escrow will be returned to EBE. The Company is then obligated to either repay the $16,319 to EBE, or the 2,000,000 shares (500,000 shares if the Reverse Split has been effected) held in escrow will be delivered to EBE.

Management presently anticipates that the Reverse Split will be effective on or about May 5, 2011.  Upon the effectiveness of the Reverse Split, each share of our issued and outstanding common stock will be reverse split on a one share for four shares basis.  No fractional shares will be issued in connection with the reverse split.  Stockholders who would otherwise be entitled to receive fractional shares, because they hold a number of shares of common stock that is not evenly divided by the split ratio, will have the number of new shares to which they are entitled rounded up to the next whole number of shares.  No stockholders will receive cash in lieu of fractional shares.

Immediately prior to the closing of the SPA, our current board of directors will add one person designated by EBE, Jason Weilert.  Simultaneously, the Company’s current directors and executive officers will resign from all their respective positions with the company, effective immediately upon the closing.

Also on April 19, 2011, the Company’s board of directors unanimously approved an amendment to the Company’s articles of incorporation to change our authorized capitalization by adding 5,000,000 shares of “blank check” preferred stock, par value $0.001 per share, and to empower the board of directors to have the ability to set new classes, series, and other terms and conditions of the preferred shares, which shares may be issued from time to time in one or more series in the discretion of the board and to authorize the board to establish the number of shares to be included in each such series and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations and restrictions thereof.

The Company’s board of directors also unanimously approved a resolution of April 19, 2011 to amend our articles of incorporation, whereby the board is empowered to change the name of the Company, without shareholder approval, to a name that will promote or better describe our business that the board, in its sole discretion, deems appropriate.

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

We do not expect to make major capital expenditures for completing the development of TradeWarrior.  We do anticipate an increase in employees if and when TradeWarrior is marketed successfully.  In preparation for marketing TradeWarrior, management will assess the potential demand for up to two customer service personnel to assist in responding to new customers’ questions, orientation and installation of programs.  In addition, we will assess the potential demand to hire additional programmers to speed development of functionality within TradeWarrior.

Results of Operations and Liquidity and Capital Resources

During the third quarter of 2010, we realized our initial revenues from the release of our TradeWarrior software.  For the three-month period ended March 31, 2011 (“first quarter”), we had revenues of $6,602.  We incurred research and development expenses of $12,378 the first quarter of 2011 compared to $18,823 for the first quarter of 2010.  The decrease in research and development expense in the 2011 period was due to the fact that the development of our software was substantially complete.  Future expenditures for major improvements to the software will be capitalized as software development.  General and administrative expenses for the first quarter of 2011 were $39,567, a 31% decrease from $57,132 for the first quarter of 2010 attributed to a decrease in payroll expenses and travel expenses related to the Company’s efforts to conserve cash. We realized a net loss of $47,275 ($0.02 per share) for the first quarter of 2011 compared to a net loss of $75,832 ($0.03 per share) for the first quarter of 2010.  The decrease in net loss for the first quarter of 2011 is primarily attributed to the realization of revenue and the decrease in general and administrative expenses.

At March 31, 2011, we had total assets of $33,371, primarily in cash of $27,350, and a stockholders’ deficit of $98,033, compared to total assets of $37,076, primarily in cash of $30,346, and total stockholders' deficit of $75,438 at December 31, 2010.  The decrease in total assets and stockholders' equity at March 31, 2011 is primarily attributed to a decrease in cash resulting from continued net losses.  Net cash used in operating activities was $29,996 for the first quarter of 2011 compared to $50,871 for the first quarter of 2010.  The 2011 results were primarily due to decreased net losses and increases in accounts payable and deferred revenue.

At March 31, 2011, working capital decreased to a deficit of $104,054 compared to a deficit of $82,168 at December 31, 2010.  This decrease is primarily attributed to the $2,996 decrease in cash, $5,292 increase in accounts payable and accrued expenses, $6,598 increase in deferred revenue, and $7,000 increase in notes payable – related party.

We anticipate meeting our working capital needs during the remainder of 2011 with available cash and by funds realized from a Securities Purchase Agreement entered into on April 19, 2011.  Under that agreement, we will receive $131,319 for the sale of 2,000,000 shares of our common stock, post split giving effect to the reverse stock split described in Item 5 below.  We have received $16,319 of the purchase price and the balance of the funds will be paid at the closing of the agreement, which is anticipated to be in mid-May 2011.  We have no other agreements or arrangements for additional funding and there can be no assurance that the Securities Purchase Agreement will close or that other funding will be available to us, or if available, such funding will be on acceptable or favorable terms to us.

Going Concern Consideration

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has had insignificant revenues and has generated losses from operations.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.  Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, have concluded that, as of March 31, 2011, our disclosure controls and procedures were not effective due to a lack of adequate segregation of duties and the absence of an audit committee.

Changes in Internal Control Over Financial Reporting.  Management has evaluated whether any change in our internal control over financial reporting occurred during the first quarter of fiscal 2011. Based on its evaluation, management, including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the first quarter of fiscal 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

On April 12, 2011, we issued 26,000 shares of our authorized, but previously unissued common stock to our Chief Technology Officer, in consideration for services rendered valued.  The shares were valued at $0.18 per share.

On April 12, 2011, we realized $20,000 from the sale of 133,335 shares of our authorized, but previously unissued common stock to three persons pursuant to a private placement.  The shares were valued at $0.15 per share and the purchasers were accredited investors familiar with the business of our company.

On April 19, 2011, we executed a Securities Purchase Agreement whereby we agreed to sell 2,000,000 shares of our authorized, but previously unissued common stock, post split to reflect the one share for four shares reverse split described in Item 5 below.  The purchase price is $131,319 (approximately $0.065 per post split share), of which $16,319 has been received by the company.  We have issued 2,000,000 pre-split shares (the equivalent to 500,000 (post split shares), with the balance of the post split shares to be issued following the closing of the agreement.  The purchaser of the shares is an accredited investor familiar with the business of our company.

The aforementioned shares are being issued in private, isolated transactions to accredited investors in reliance on an exemption from registration under the Securities Act of 1933 pursuant to Section 4(2) of that Act.

Item 3.            Defaults Upon Senior Securities

This Item is not applicable.

Item 4.            Removed and Reserved

Item 5.           Other Information

Reverse Stock Split

On April 19, 2011, our board of directors unanimously approved a reverse stock split of our issued and outstanding common stock on a one share for four shares basis (the “Reverse Split”).   The Reverse Split was also approved by written consent of two of our principal stockholders owning 52% of our outstanding shares.  We have set the effective date of the Reverse Split to be on or about May 6, 2011.

Upon the effectiveness of the Reverse Split, each share of our issued and outstanding common stock will be reverse split on a one share for four shares basis.  No fractional shares will be issued in connection with the reverse split.  Stockholders who would otherwise be entitled to receive fractional shares, because they hold a number of shares of common stock that is not evenly divided by the split ratio, will have the number of new shares to which they are entitled rounded up to the next whole number of shares.  No stockholders will receive cash in lieu of fractional shares.

Currently, we have 4,758,136 shares of common stock issued and outstanding, which includes 2,000,000 shares held in escrow.  Following the reverse split, the outstanding shares will be reduced to approximately 1,189,534 shares, without giving effect to the rounding up of fractional shares. All split shares issued in connection with the reverse stock split will be fully paid and non-assessable. The number of stockholders will remain the same as a result of the reverse split. The par value of our common stock will be unchanged at $0.001 per share.

Securities Purchase Agreement

On April 19, 2011, our board of directors unanimously approved a resolution to enter into a Securities Purchase Agreement (the “SPA”) with EBE, LLC, a Delaware limited liability company (“EBE”). Under the terms of the SPA, EBE agrees to purchase 2,000,000 shares of the company’s authorized, but previously unissued common stock (the “Shares”), which Shares will be post split after giving effect to the Reverse Split that is to be effected on or about May 6, 2011.  In consideration for the Shares, EBE will pay the cash purchase price of $131,319.00 (the “Purchase Price”).  The Purchase Price has been deposited into a special escrow account pursuant to the terms of the SPA.

As a term of the SPA, EBE agreed that $16,319 of the Purchase Price would be delivered to the company following execution of the SPA.  In consideration for receiving a portion of the Purchase Price, the company has issued 2,000,000 shares of authorized, but previously unissued common stock for the benefit of EBE, which shares will be held in escrow pending the closing, or termination without a closing, of the SPA.  At the closing of the SPA, the 2,000,000 shares, which is the equivalent of 500,000 shares post split, will be delivered to EBE together with an additional 1,500,000 shares (post split), to equal the 2,000,000 post-split shares.  Also at the closing, the balance of $115,000.00 being held in escrow will be delivered to the company.  The closing must take place by May 19, 2011, unless otherwise extended by the parties.

If the SPA doe not close by May 19, 2011, the $115,000.00 held in escrow will be returned to EBE. The company is then obligated to either repay the $16,319 to EBE, or the 2,000,000 shares (500,000 shares if the Reverse Split has been effected) held in escrow will be delivered to EBE.

Following the closing of the SPA and delivery of the 2,000,000 post split shares to EBE, we will have 2,689,534 shares of common stock issued and outstanding.  EBE will become our principal controlling stockholder.  We also anticipate and the SPA provides that at or immediately following the closing we may issue approximately 875,388 additional shares of common stock to certain directors and principal stockholders in consideration for services rendered to the company and for facilitating the investment of capital into the company by EBE.

Immediately prior to the closing of the SPA, our current board of directors will add one person designated by EBE, Jason Weilert.  Simultaneously, our current directors and executive officers will resign from all their respective positions with the company, effective immediately upon the closing.

Preferred Stock

Also on April 19, 2011, our board of directors unanimously approved an amendment to our articles of incorporation to change our authorized capitalization by adding 5,000,000 shares of “blank check” preferred stock, par value $0.001 per share.  The creation of preferred shares was also approved by written consent of two of our principal stockholders owning 52% of our outstanding shares.  The board of directors will be empowered to set new classes, series, and other terms and conditions of the preferred shares, which shares may be issued from time to time in one or more series in the discretion of the board.  The board is also authorized to establish the number of shares to be included in each such series and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations and restrictions thereof.

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

NINE MILE SOFTWARE, INC.

Date:  May 4, 2011                                                                           By: /S/   Damon Deru
Damon Deru
C.E.O. and Director

Date:  May 4, 2011                                                                           By: /S/   Michael Christensen
Michael Christensen
Secretary and Director
(Principal Accounting Officer)