Form 10-Q
period 2011-06-30
NINE MILE SOFTWARE, INC.
filed 2011-08-15
CIK 1398004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2011

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
Yes [X]   No [  ]

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

       Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                           Yes [  ]    No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of August 15, 2011
Common Stock, $0.001 par value	699,556

PART  I   —   FINANCIAL INFORMATION

Item 1.                      Financial Statements

The accompanying unaudited balance sheet of Nine Mile Software, Inc. at June 30, 2011 and related unaudited statements of operations and cash flows for the three and six months ended June 30, 2011 and 2010 and the period from November 30, 2006 (date of inception) to June 30, 2011, have been prepared by management in conformity with United States generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the company’s December 31, 2010 financial statements.  Operating results for the period ended June 30, 2011, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2011 or any other subsequent period.

NINE MILE SOFTWARE, INC.
(A Development Stage Company)
Condensed Consolidated Balance Sheets

ASSETS

	June 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
CURRENT ASSETS

Cash	$56,919	$30,346

Total Current Assets	56,919	30,346

EQUIPMENT, net	1,490	2,147

OTHER ASSETS

Intangible assets, net	3,831	4,583

Total Other Assets	3,831	4,583

TOTAL ASSETS	$62,240	$37,076

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$18,134	$9,950
Payroll liabilities	6,364	5,949
Deferred revenue	20,417	21,615
Related party notes payable, net	75,000	75,000

Total Current Liabilities	119,915	112,514

LONG-TERM LIABILITIES

Related party notes payable, net	48,143	-

Total Long-Term Liabilities	48,143	-

Total Liabilities	168,058	112,514

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock; 5,000,000 shares authorized, at
$0.001 par value, no shares issued and outstanding	-	-
Common stock; 50,000,000 shares authorized, at
$0.001 par value, 699,556 and 649,700
shares issued and outstanding, respectively	700	650
Additional paid-in capital	796,734	680,747
Accumulated deficit	(903,252)	(756,835)

Total Stockholders' Equity (Deficit)	(105,818)	(75,438)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$62,240	$37,076

The accompanying notes are an integral part of these consolidated financial statements.

NINE MILE SOFTWARE, INC.
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

					From Inception
					on November 30,
	For the Three Months Ended		For the Six Months Ended		2006 through
	June 30,		June 30,		June 30,
	2011	2010	2011	2010	2011
REVENUES	$13,436	$-	$20,038	$-	$31,773

OPERATING EXPENSES

Research and development	18,700	16,725	31,078	35,548	268,272
General and administrative	83,354	53,794	122,921	110,925	664,571

Total Operating Expenses	102,054	70,519	153,999	146,473	932,843

LOSS FROM OPERATIONS	(88,618)	(70,519)	(133,961)	(146,473)	(901,070)

OTHER INCOME

Interest income	39	87	77	210	13,776
Interest expense	(10,563)	(417)	(12,533)	(417)	(15,958)

Total Other Income	(10,524)	(330)	(12,456)	(207)	(2,182)

LOSS BEFORE INCOME TAXES	(99,142)	(70,849)	(146,417)	(146,680)	(903,252)
PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$(99,142)	$(70,849)	$(146,417)	$(146,680)	$(903,252)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.14)	$(0.11)	$(0.22)	$(0.23)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING	693,051	649,700	671,819	649,700

The accompanying notes are an integral part of these consolidated financial statements.

NINE MILE SOFTWARE, INC.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)

				Deficit
				Accumulated	Total
			Additional	During the	Stockholders'
	Common Stock		Paid-In	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)
Balance, December 31, 2009	649,700	$650	$637,375	$(489,568)	$148,457

Fair value of options granted	-	-	43,372	-	43,372

Net loss for the year
ended December 31, 2010	-	-	-	(267,267)	(267,267)

Balance, December 31, 2010	649,700	650	680,747	(756,835)	(75,438)

Fractional shares issued in reverse split	21	-	-	-	-
(unaudited)
Shares issued for cash (unaudited)	33,335	33	19,967	-	20,000

Shares issued for services (unaudited)	6,500	7	4,673	-	4,680

Shares issued for loan fees (unaudited)	10,000	10	5,990	-	6,000

Value of beneficial conversion feature	-	-	85,357	-	85,357
(unaudited)
Net loss for the six months
ended June 30, 2011 (unaudited)	-	-	-	(146,417)	(146,417)

Balance, June 30, 2011 (unaudited)	699,556	$700	$796,734	$(903,252)	$(105,818)

The accompanying notes are an integral part of these consolidated financial statements.

NINE MILE SOFTWARE, INC.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

			From Inception
			on November 30,
	For the Six Months Ended		2006 through
	June 30,		June 30,
	2011	2010	2011
OPERATING ACTIVITIES

Net loss	$(146,417)	$(146,680)	$(903,252)

Adjustments to reconcile net loss to net cash
used by operating activities:
Fair value of options granted	-	21,686	104,816
Depreciation and amortization expense	1,409	715	4,025
Common stock issued for services	4,680	-	5,560
Common stock issued for loan fees	6,000	-	6,000
Amortization of beneficial conversion feature	2,181	-	2,181
Changes in operating assets and liabilities:
Deferred revenue	(1,198)	-	20,417
Prepaid expenses	-	11,650	-
Payroll liabilities	415	(450)	6,364
Accounts payable and accrued expenses	8,184	1,860	18,134

Net Cash Used in Operating Activities	(124,746)	(111,219)	(735,755)

INVESTING ACTIVITIES

Purchase of equipment	-	-	(3,939)
Software development	-	-	(4,217)
Copyright costs incurred	-	-	(1,190)

Net Cash Used in Investing Activities	-	-	(9,346)

FINANCING ACTIVITIES

Proceeds from related party notes payable	138,319	50,000	213,319
Repayment of related party notes payable	(7,000)	-	(7,000)
Proceeds from common stock issued	20,000	-	595,701

Net Cash Provided by Financing Activities	151,319	50,000	802,020

NET INCREASE (DECREASE) IN CASH	26,573	(61,219)	56,919
CASH AT BEGINNING OF PERIOD	30,346	138,604	-

CASH AT END OF PERIOD	$56,919	$77,385	$56,919

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$3,883	$-	$5,550
Income Taxes	$-	$-	$-

NON CASH FINANCING ACTIVITIES:
Fair value of benefical conversion feature	$85,357	$-	$85,357

The accompanying notes are an integral part of these consolidated financial statements.

NINE MILE SOFTWARE, INC.
Notes to the Condensed Consolidated Financial Statements
June 30, 2011 and December 31, 2011
NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2011 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 2010 audited consolidated financial statements.  The results of operations for the period ended June 30, 2011 and 2010 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

The Company's consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  During the six months ended June 30, 2011 the Company realized a net loss of $146,417 and has incurred an accumulated deficit of $903,252.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Development Stage Activities and Operations
The Company has been in its initial  stages of formation  and for the six months ended June 30, 2011  had  insignificant  revenues.  A  development stage  activity is one in which all efforts  are devoted  substantially  to establishing a new business and even if planned  principal  operations have commenced, revenues are insignificant.

Intangible Assets
Included in the Company's intangible assets are capitalized software development costs and copyright costs. In accordance with ASC 350 the Company capitalizes enhancements made to its internally developed software and expenses costs to renew or extend the term of their copyrights. Software development costs are amortized over their estimated useful life of 3 years and copyright costs are amortized over their estimated life of 10 years.

NINE MILE SOFTWARE, INC.
Notes to the Condensed Consolidated Financial Statements
June 30, 2011 and December 31, 2011

NOTE 4 – RESCINDED TRANSACTION

On April 19, 2011, the Company’s board of directors unanimously approved a resolution to enter into a Securities Purchase Agreement (the “SPA”) with EBE, LLC, a Delaware limited liability company (“EBE”). Under the terms of the SPA, EBE agreed to purchase 2,000,000 post-split shares of the Company’s authorized, but previously unissued common stock (the “Shares”).  In consideration for the Shares, EBE paid the cash purchase price of $131,319 (the “Purchase Price”) deposited into escrow along with 2,000,000 shares of the Company’s common stock as collateral for the agreement pursuant to the terms of the SPA.

On May 6, 2011, the SPA was closed and the Company received the Purchase Price and EBE was delivered the Shares.  Also on May 6, 2011, the Company’s board of directors authorized the issuance of 875,388 shares of common stock to two directors in consideration for services rendered to the Company and for facilitating the investment of capital into the Company by EBE.

On June 6, 2011, EBE and the Company mutually agreed to rescind the SPA and EBE returned the 2,000,000 shares to the Company for cancellation.  The Company has also returned to EBE $75,000 representing a portion of the purchase price, of which $50,000 cash was paid by a stockholder on behalf of the Company resulting in a promissory note more fully disclosed in Note 5. Additionally, the Company agreed to pay a stockholder $56,319, which represents the amount of a 60-day note payable to EBE entered into by the shareholder to satisfy the balance owed, where the note is payable in either cash and/or the marketable securities that secure the note.  The Company incurred approximately $6,700 in legal costs in connection with the rescission of the transaction but otherwise considers the cash paid to EBE and the note issued to EBE as payment in full for the return of the shares and as equal to the consideration originally received in the transaction.

In connection with the rescission of the SPA, two stockholders and former directors have returned to the Company for cancellation an aggregate of 875,388 shares of common stock that were issued in consideration for services rendered to the Company and for facilitating the EBE investment.

Effective at the closing of the SPA, the Company’s board of directors appointed Jason Weilert as a director and, simultaneously, the prior directors and executive officers resigned from all their respective positions with the Company.  In connection with the rescission of the SPA on June 6, 2011, Mr. Weilert, as the sole director, reappointed Damon Deru, a former director and CEO, as a current director and CEO.  Mr. Weilert, then tendered his resignation as a director and officer of the Company.  Mr. Deru, our sole director, together with one other stockholder, own more than 50% of the Company’s outstanding common stock, which constitutes controlling stockholders.  Mr. Deru is also a party to the note issued to EBE to satisfy the balance due to EBE.

NOTE 5 – RELATED PARTY TRANSACTIONS

On June 1, 2010, the Company borrowed $50,000 under a promissory note from relatives of a corporate officer. The note is due with interest accrued at 10% per annum on June 1, 2011 and is secured by the assets of the Company. On October 10, 2010 the Company borrowed and additional $25,000 and renegotiated the outstanding $50,000 note balance.  Under the new agreement, the new $75,000 note accrued interest at 10% and was due on October 20, 2011.

On April 20, 2011, the Company entered into two restated promissory notes with a relative of a corporate officer that replaced and superseded the above mentioned promissory note issued on October 20, 2010.  As an incentive to restructure the promissory note, the Company issued 10,000 shares of its common stock (see Note 6).  The first note has a principal balance of $45,000, bears interest at 10% per annum, and is due on October 20, 2011.

The second note has a principal balance of $30,000, bears interest at 10% per annum, and is due on October 20, 2011.  This note is convertible into shares of the Company’s common stock upon achievement of $300,000 in gross revenue, where the principal balance and all accrued interest will be convertible into 1,500,000 shares of the Company’s common stock at the option of the Company or holder of the note.  This note was amended on August 11, 2011 to increase the number of convertible shares to 1,600,000.

NINE MILE SOFTWARE, INC.
Notes to the Condensed Consolidated Financial Statements
June 30, 2011 and December 31, 2011

NOTE 5 – RELATED PARTY TRANSACTIONS (CONTINUED)

On February 3, 2011, the Company received $7,000 from the issuance of convertible debt to a relative of a corporate officer. The debt was convertible at $0.20 per share and accrued interest at 7% per annum.  These notes were repaid along with all accrued interest on May 16, 2011.

On June 2, 2011, the Company entered into two promissory notes with two stockholders.  The principal balance of the notes total $131,319 and funds were used to settle the cancellation of the SPA agreement detailed in Note 4.  The notes bear interest at 5% per annum, are due on June 2, 2014 and are unsecured.  The notes are convertible into shares of the Company’s common stock at $0.60 per share at the option of the borrower.

In accordance with ASC 470, the Company has analyzed the beneficial nature of the conversion terms of all convertible notes and determined that a beneficial conversion feature (“BCF”) exists.  The Company calculated the value of the BCF using the intrinsic method based on the stock price on the day of commitment, the discount as agreed to in the convertible notes, and the number of convertible shares.  The combined value of the BCF for the convertible notes entered into during the six months ended June 30, 2011 was $85,357.  The BCF has been recorded as a discount to the convertible note and to Additional Paid-in Capital.  The BCF is amortized as interest expense over the life of the convertible notes.

During the six months ended June 30, 2011 the Company recognized $2,181 as interest expense from the amortization of the BCF.  This amount has been recorded as interest expense in accordance with ASC 470.

The Company had accrued interest payable of $1,758 as of December 31, 2010, recorded interest expense related to all outstanding notes payable of $4,352 and paid cash for interest of $3,833 during the six months ended June 30, 2011, leaving accrued interest of $2,227 as of June 30, 2011.  The entire accrued interest balance is owed to related parties and is recorded in accounts payable and accrued expenses on the balance sheet.

NOTE 6 – COMMON STOCK

On April 19, 2011, the Company’s board of directors unanimously approved a reverse split of its issued and outstanding common stock.  The reverse split was also approved by written consent of two of the Company’s principal stockholders owning 52% of the Company’s outstanding shares.  This split has been accounted for retroactively in these condensed consolidated financial statements.

In February 2011 the Company’s Board of Directors authorized the issuance of equity, debt or a combination there of to raise capital. As of June 30, 2011, the Company had issued 33,335 shares for cash proceeds of $20,000.

On March 22, 2011, the Company’s Board of Directors authorized the issuance of 6,500 common shares to the Chief Technology Officer in consideration of services rendered to the Company relate to work performed in lieu of monetary compensation. The shares were valued at $4,680 based on the market value of the shares on the date of issuance.

On April 19, 2011, the Company’s Board of Directors authorized the issuance of 10,000 common shares to the holders of a $75,000 note payable as incentive to restate the promissory note (see Note 5).  The shares were valued at $6,000 based on the market price on the date of issuance and were recorded as interest expense.

NOTE 7 – STOCK PURCHASE OPTIONS

On April 26, 2011, the Company’s board of directors approved the cancellation of all outstanding common stock purchase options as well as the 100,000 common stock purchase options previously authorized but not issued on July 31, 2008.  The Company has received cancellation letters from all holders of the 950,000 previously outstanding options.

NINE MILE SOFTWARE, INC.
Notes to the Condensed Consolidated Financial Statements
June 30, 2011 and December 31, 2011

NOTE 8 – SUBSEQUENT EVENTS

On August 11, 2011, the Company amended the terms of the $30,000 convertible note payable originally dated  April 30, 2011 (see Note 5).  The new terms of the agreement allow the note holder to convert all principal and accrued interest into 1,600,000 shares of common stock.  This is an increase from 1,500,000 shares under the original agreement.

In accordance with ASC 855 Company management reviewed all material events through the date of this report and determined that there were no subsequent events to report.

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

Following the launch of TradeWarrior Small Business, we began development on TradeWarrior Ultimate, which is the full-featured version of TradeWarrior.  We launched a beta version of TradeWarrior Ultimate, our full-featured version of TradeWarrior, during the first quarter of 2011.  We officially exited the beta stage and released TradeWarrior Ultimate during the second quarter of 2011.  At that time management decided to discontinue the Small Business version of TradeWarrior and will only offer the full featured Ultimate version going forward.

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

We do not expect to make major capital expenditures for completing the development of TradeWarrior.  We will add employees if and when TradeWarrior is marketed successfully and funds permit.  In preparation for marketing TradeWarrior, management will assess the potential demand for up to two customer service personnel to assist in responding to new customers’ questions, orientation and installation of programs.  In addition, we will assess the potential demand to hire additional programmers to speed development of functionality within TradeWarrior.

Results of Operations and Liquidity and Capital Resources

During the third quarter of 2010, we realized our initial revenues from the release of our TradeWarrior software.  For the three-month period ended June 30, 2011 (“second quarter”), we had revenues of $13,436.  We incurred research and development expenses of $18,700 the second quarter of 2011 compared to $16,725 for the second quarter of 2010.  The 12% increase in research and development expense in the 2011 period was due to the fact that research and development in 2010 was in its early stages.  Future expenditures for major improvements to the software will be capitalized as software development.  General and administrative expenses for the second quarter of 2011 were $83,354, a 55% increase from $53,794 for the second quarter of 2010 attributed to an increase in legal and accounting fees due to the growth of the firm.  Interest expense increased from $330 for the second quarter of 2010 to $10,563, due to new financing acquired during the end of the fiscal year 2010. We realized a net loss of $99,142 ($0.14 per share) for the second quarter of 2011 compared to a net loss of $70,849 ($0.11 per share) for the second quarter of 2010.  The increase in net loss for the second quarter of 2011 is attributed to the factors listed above.

For the six months ended June 30, 2011 (“first half”), we had revenues of $20,038.  We incurred research and development expenses of $31,078 the first half of 2011 compared to $35,548 for the first half of 2010.  The 13% decrease in research and development expense in the 2011 period was due to the decrease in research and development expense in the 2011 period was due to the fact that the development of our software was substantially complete.  General and administrative expenses for the first half of 2011 were $122,921, an 11% increase from $110,925 for the first half of 2010 attributed to an increase in activity surrounding the launch of the Company’s TradeWarrior software.  Interest expense increased from $417 for the first half of 2010 to $12, 456 for the first half of 2011, due to new financing acquired during the end of the fiscal year 2010.  We realized a net loss of $146,417 ($0.22 per share) for the first half of 2011 compared to a net loss of $146,680 ($0.23 per share) for the first half of 2010.  Our revenues realized during the first half of 2011 were offset by an equivalent increase in expenses during the period when compared to 2010.

At June 30, 2011, we had total assets of $62,240, primarily in cash of $56,919, and a stockholders’ deficit of $105,818, compared to total assets of $37,076, primarily in cash of $30,346, and total stockholders' deficit of $75,438 at December 31, 2010.  The increase in total assets was primarily due to the funds received from the sale of common stock during the period.  Our total liabilities at June 30, 2011 increased to $168,058 from $112,514 at December 31, 2010, primarily due to issuing related party notes in the amount $48,143 during the period.

Net cash used in operating activities was $124,746 for the first half of 2011 compared to $111,219 for the first half of 2010.  The 2011 results were primarily due to an increase in activity surrounding the launch of the Company’s TradeWarrior software.

At June 30, 2011, our working capital deficit was $62,996 compared to a deficit of $82,168 at December 31, 2010.  These results are primarily attributed to the $26,573 increase in cash, which was partially offset by an $8,184 increase in accounts payable and accrued expenses.

In May 2011, we received $131,319 from the sale of 2,000,000 shares of our common stock pursuant to a securities purchase agreement.  On June 6, 2011, the securities purchase agreement was rescinded by mutual consent and the 2,000,000 shares of common stock were returned to us for cancellation.  We also returned to the purchaser $75,000 representing a portion of the purchase price, of which $50,000 cash was paid by a stockholder on our behalf resulting in a promissory note with the shareholder, due on June 2, 2014, which bears interest at 5% per annum. Additionally, we agreed to pay a stockholder $56,319 which represents the amount of a 60-day note payable to the purchaser entered into by the shareholder to satisfy the balance owed, where the note is payable in either cash and/or the marketable securities that secure the note.  We incurred approximately $6,700 in legal costs in connection with the rescission of the transaction but otherwise we consider the cash paid to the purchaser and the note issued to the purchaser as payment in full for the return of the shares and as equal to the consideration originally received in the transaction.

In connection with the rescission of the stock purchase agreement, two stockholders and former directors returned to the company for cancellation an aggregate of 875,388 shares of our common stock that were issued in consideration for services rendered to the company and for facilitating the securities purchase agreement.  As a result of the rescission of the securities purchase agreement and return of the aforementioned common stock for cancellation, the company presently has 689,556 shares of issued and outstanding common stock.

We currently have no other agreements or arrangements for additional funding.  Management continues to explore possible funding possibilities, but there can be no assurance that additional funding will be available to us, or if available, such funding will be on acceptable or favorable terms to us.

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

The ability to continue as a going concern is dependent upon our ability to successfully accomplish the plan described herein and to eventually attain profitable operations.  The accompanying financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.  Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, have concluded that, as of June 30, 2011, our disclosure controls and procedures were not effective due to a lack of adequate segregation of duties and the absence of an audit committee.

Changes in Internal Control Over Financial Reporting.  Management has evaluated whether any change in our internal control over financial reporting occurred during the second quarter of fiscal 2011. Based on its evaluation, management, including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the second quarter of fiscal 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On April 19, 2011, we executed a securities purchase agreement whereby we agreed to sell 2,000,000 shares of our authorized, but previously unissued common stock, post split to reflect the one share for four shares reverse split described below.  The purchase price of the shares was $131,319 (approximately $0.065 per post split share).  The purchaser of the shares is an accredited investor familiar with the business of our company.

The securities purchase agreement was subsequently rescinded on June 6, 2011 and the 2,000,000 shares of common stock were returned to the company for cancellation.  We returned $75,000 of the purchase price to the purchaser and two stockholders executed a promissory note to satisfy the balance owed to the purchaser.

On May 6, 2011, our board of directors authorized the issuance of 875,388 shares of authorized, but previously unissued common stock, to two directors.  The shares represented consideration for services rendered to the company and for facilitating the investment of capital into the company pursuant to the securities purchase agreement.  When the securities purchase agreement was subsequently rescinded, the 875,388 shares were also returned to the company and cancelled.

All of the aforementioned shares were issued in private, isolated transactions to accredited investors in reliance on an exemption from registration under the Securities Act of 1933 pursuant to Section 4(2) of that Act.

Item 3.	Defaults Upon Senior Securities

This Item is not applicable.

Item 4.	Removed and Reserved

Item 5.	Other Information

On August 11, 2011, the board of directors approved the Nine Mile Software, Inc. 2011 Equity Incentive Plan (the “Plan”).  Stockholders holding approximately 51% of our issued and outstanding common stock, also approved the Plan by written consent in lieu of a meeting.

The Plan is intended to promote employee participation in the future long-term success of the company by acquiring a proprietary interest in our common stock.  The Plan will provide discretionary long-term incentive awards in the form of options, which may be the form of incentive stock options or non-statutory stock options, stock appreciation rights, stock grants, restricted stock units and cash bonus awards.

The Plan will be administered by the board of directors or by a committed designated by the board.  Only employees and consultants will be eligible to participate in the Plan. Non-employee directors are not eligible for award grants under the plan. Only employees of the company or a parent or subsidiary of the company are eligible for the grant of incentive stock options.  No ten percent stockholder will be eligible to receive incentive stock options unless certain requirements of the Internal Revenue Code are satisfied.  Awards granted under the Plan will be non-transferable unless otherwise specifically provided for in the grant.

The company has reserved 10 million shares of its authorized, but previously unissued common stock for awards under the Plan.  The board of directors has the authority to include in awards certain non-dilution provisions related to stock splits or other recapitalization actions, or related to future mergers, acquisitions or other business consolidations.  This description is an outline only and is qualified in its entirety by reference to the Nine Mile Software, Inc. 2011 Equity Incentive Plan attached hereto as Exhibit 10.1.

On April 19, 2011, our board of directors unanimously approved a reverse stock split of our issued and outstanding common stock on a one share for four shares basis.   The reverse split was also approved by written consent of two of our principal stockholders owning 52% of our outstanding shares.  The reverse split was effected on May 6, 2011.

Upon the effectiveness of the reverse split, each share of our issued and outstanding common stock split on a one share for four shares basis.  No fractional shares were issued in connection with the reverse split, rather fractional shares were rounded up to the next whole number of shares.  No stockholder received cash in lieu of fractional shares.

Prior to the reverse split, we had 4,758,136 shares of common stock issued and outstanding, which included 2,000,000 shares (pre-split) being held in escrow pursuant to the securities purchase agreement.  The 2,000,000 shares was equivalent to 500,000 shares post split and were delivered to the purchaser at the closing of the securities purchase agreement.  Following the reverse split, the outstanding shares were reduced to approximately 1,189,534 shares, without giving effect to the rounding up of fractional shares.  All split shares issued in connection with the split are deemed to be fully paid and non-assessable. The par value of our common stock is unchanged at $0.001 per share.  After issuing the balance of the shares pursuant to the securities purchase agreement, our total outstanding common stock as of May 6, 2011 was 2,689,534 shares.  However, when the securities purchase agreement was rescinded, the 2,000,000 shares were returned to the company and cancelled, leaving a total of 689,534 shares outstanding.

Securities Purchase Agreement

On April 19, 2011, our board of directors unanimously approved a resolution to enter into a securities purchase agreement (the “SPA”) with EBE, LLC, a Delaware limited liability company (“EBE”). Under the terms of the SPA, EBE agreed to purchase 2,000,000 shares of our authorized, but previously unissued common stock (the “Shares”), post split.  In consideration for the Shares, EBE paid the cash purchase price of $131,319.00.

As a term of the SPA, EBE agreed that $16,319 of the purchase price would be delivered to the company following execution of the SPA.  In consideration for receiving a portion of the purchase price, the company issued 2,000,000 pre-split shares (500,000 shares post split) of authorized, but previously unissued common stock for the benefit of EBE, which shares were held in escrow pending the closing of the SPA.  At the closing of the SPA, the 500,000 post split shares it held in escrow, were delivered to EBE together with an additional 1,500,000 shares (post split), to equal 2,000,000 post split shares.  Also at the closing, the balance of $115,000.00 being held in escrow was delivered to the company.

Following the closing of the SPA and delivery of the 2,000,000 post split shares to EBE, we had 2,689,534 shares of common stock issued and outstanding and EBE became our principal controlling stockholder.  Pursuant to the terms of the securities purchase agreement, we also issued 875,388 shares of common stock to certain directors and principal stockholders in consideration for services rendered to the company and for facilitating the investment of capital into the company by EBE.  When the securities purchase agreement was rescinded, the 2,000,000 shares and the 875,388 shares were returned to the company and cancelled.

Immediately prior to the closing of the SPA, our current board of directors added a new director to the board, Jason Weilert, who was designated by EBE.  Simultaneously, our current directors and executive officers resigned from all their respective positions with the company, effective immediately upon the closing.  When the securities purchase agreement was rescinded, our former director and CEO, Damon Deru, was appointed to the Board and Mr. Weilert resigned.  Presently, Mr. Deru is our sole director

Preferred Stock

Also on April 19, 2011, our board of directors unanimously approved an amendment to our articles of incorporation to change our authorized capitalization by adding 5,000,000 shares of “blank check” preferred stock, par value $0.001 per share.  The amendment was effective May 6, 2011.  The creation of preferred shares was approved by written consent of two of our principal stockholders owning 52% of our outstanding shares.  Our board of directors is empowered to set new classes, series, and other terms and conditions of preferred shares, which shares may be issued from time to time in one or more series in the discretion of the board.  The board is also authorize to establish the number of shares to be included in each such series and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations and restrictions thereof.

Amendment Regarding Name Change

We further amended our articles of incorporation to empower the board of directors to change the name of our corporation, without shareholder approval, to a name that will promote or better describe our business that the board, in its sole discretion, deems appropriate.

The reverse split and amendments to change our authorized capitalization and to empower to board to make future name changes, were approved on April 19, 2011 by the board of directors and by written consent of two of our principal stockholders owning 52% of our outstanding shares.

Item 6.                      Exhibits

Exhibit 10.1	Nine Mile Software, Inc. 2011 Equity Incentive Plan

Exhibit 31.1	Certification of C.E.O. and Acting Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of C.E.O. and Acting Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NINE MILE SOFTWARE, INC.

Date: August 15, 2011	By: /S/ Damon Deru
Damon Deru
C.E.O. and Director
(Acting Principal Accounting Officer)