Form 10-Q
period 2011-09-30
Nine Mile Software, Inc.
filed 2011-11-14
CIK 1398004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from May 1, 2011 to September 30, 2011

Commission File Number  333-143039

SAVEDAILY, INC.
 (Exact name of registrant as specified in its charter)

Nevada	20-8006878
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

3020 Old Ranch Parkway, Suite 140
Seal Beach, California 90740
 (Address of principal executive offices)

(562) 795-7500
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

       Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                  Yes ☐   No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of November 7, 2011
Common Stock, $0.001 par value	43,966,864

PART  I   —   FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying unaudited balance sheet of SaveDaily, Inc. at September 30, 2011 and related unaudited statements of operations and cash flows for the three and five months ended September 30, 2011 have been prepared by management in conformity with United States generally accepted accounting principles. As a result of the merger and reverse acquisition discussed in Note 1of the Financial Statements, the historical financial statements presented for periods prior to the acquisition date are the financial statements of SaveDaily.com, Inc., which had a fiscal year end of April 30. In connection with the merger and reverse acquisition the Company changed its fiscal year end to December 31. We have therefore included a five month transitional period from May 1, 2011 and 2010 to September 30, 2011 and 2010. The common stock per share information in the condensed financial statements for the three and five months ended September 30, 2011 and related notes have been retroactively adjusted to give effect to the merger and reverse acquisition on August 22, 2011. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s April 30, 2011 financial statements included in the Current Report on Form 8-K filed on August 30, 2011. Operating results for the period ended September 30, 2011, are not necessarily indicative of the results that can be expected for the transitional fiscal year ending December 31, 2011 or any other subsequent period.

SAVEDAILY, INC.
Consolidated Balance Sheets

	September 30, 2011	April 30, 2011
	(unaudited)
ASSETS
Current assets:
Cash	$31,569	$189,610
Cash - held in trust	97,922	272,217
Marketable securities - held in trust	125,959,280	81,166,085
Other receivables	84,858	44,676
Notes receivable, related parties	401,405	40,233
Prepaid expenses and other assets	76,010	81,532
Total current assets	126,651,044	81,794,353

Property and equipment	776,620	771,839
Accumulated depreciation	(765,687)	(764,009)
Property and equipment, net	10,933	7,830
Deposits	20,874	20,874
Total assets	$126,682,851	$81,823,057

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Client investments - held in trust	$125,959,280	$81,166,085
Client deposits - held in trust	97,922	272,217
Unearned revenues	170,388	208,276
Accounts payable and accrued expenses	637,056	375,422
Accrued expenses, related party	660,561	705,319
Accrued interest, related party	7,477	658
Related party debt, current portion	-	-
Total current liabilities	127,532,684	82,727,977

Related party debt, net of current portion	200,000	200,000
Total liabilities	127,732,684	82,927,977

Commitments and Contingencies	-	-

Stockholders’ deficit:
Preferred stock; 5,000,000 shares authorized, at $0.001 par value, no shares issued and outstanding	-	-
Common stock; 50,000,000 shares authorized, at $0.001 par value, 43,966,864 and 14,908,202 shares issued and outstanding respectively	43,967	14,908
Additional paid-in capital	24,210,809	15,529,291
Accumulated deficit	(25,304,609)	(16,649,119)
Total stockholders' deficit	(1,049,833)	(1,104,920)
Total liabilities and stockholders' deficit	$126,682,851	$81,823,057

The accompanying notes are an integral part of these financial statements

SAVEDAILY, INC.
Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Five Months Ended September 30,
	2011	2010	2011	2010
REVENUES	$225,676	$217,523	$378,626	$353,404
OPERATING EXPENSES
Stock based compensation	6,490,437	-	6,490,437	-
Other operating expenses	2,207,930	293,176	2,525,538	503,828
Total Operating Expenses	8,698,367	293,176	9,015,975	503,828

LOSS FROM OPERATIONS	(8,472,691)	(75,653)	(8,637,349)	(150,424)

OTHER INCOME(EXPENSE)
Other income (expense)	(8,924)	17	(8,716)	49
Interest expense	(4,576)	(52,902)	(7,731)	(87,057)
Total Other Income(Expense)	(13,500)	(52,885)	(16,447)	(87,008)
LOSS BEFORE INCOME TAXES	(8,486,191)	(128,538)	(8,653,796)	(237,432)
PROVISION FOR INCOME TAXES	(1,694)	(359)	(1,694)	(702)

NET LOSS	$(8,487,885)	$(128,897)	$(8,655,490)	$(238,134)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.30)	$(0.01)	$(0.38)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	27,921,408	11,234,848	22,824,432	11,003,141

The accompanying notes are an integral part of these financial statements

SAVEDAILY, INC.
Consolidated Statements of Cash Flows
(unaudited)

	Five Months Ended September 30,
	2011	2010
Cash Flows from Operating Activities:
Net loss	$(8,655,490)	$(238,134)
Adjustments to reconcile net loss to net cash from operating activities:
Stock for services and compensation	8,109,650	-
Depreciation	1,678	7,364
Changes in assets and liabilities:
Other receivables	(40,182)	(18,736)
Prepaid expenses	5,522	71,119
Accounts payable and accrued expenses	261,634	(85,536)
Accrued expenses and accrued interest, related party	(37,939)	179,235
Unearned revenues	(37,888)	42,383
Net cash flows provided by operating activities	(393,015)	(42,305)
Cash flows from investing activities:
Advances to related party under notes receivable	(43,745)	1,093
Increase in marketable securities held in trust, net	(44,793,195)	(4,662,360)
Increase in client investments held in trust, net	44,793,195	4,662,360
Purchases of property and equipment	(4,781)	21,457
Net cash (used)provided by investment	(48,526)	22,550
Cash flows from financing activities:
Proceeds from issuance of common stock	283,500	400,000
Net cash provided by financing	283,500	400,000

Net change in cash and equivalents	$(158,041)	$380,245

Cash and equivalents, beginning of period	189,610	45,288

Cash and equivalents, end of period	$31,569	$425,533

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Income taxes	800	800
Interest	-	-
Non-cash financing activities:
Stock issued for notes receivable	317,427	-

The accompanying notes are an integral part of these financial statements

SAVEDAILY, INC.
Consolidated Statement of Changes in Stockholders' Equity
(unaudited)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in capital	Deficit	Total

Balance, April 30, 2011 (audited)	14,908,202	$14,908	$15,529,291	$(16,649,119)	$(1,104,920)

Common stock issued for cash (pre-Merger)	931,221	931	312,569	-	313,500

Common stock issued for compensation and note receivable from related parties	17,160,577	17,161	5,759,916	-	5,777,077

Recapitalization of SaveDaily with Nine Mile	3,074,556	3,075	(103,075)	-	(100,000)

Common stock issued for services	7,700,000	7,700	2,642,300	-	2,650,000

Common stock issued for cash (post-Merger)	192,308	192	69,808	-	70,000

Net loss	-	-	-	(8,655,490)	(8,655,490)

Balance, September 30, 2011	43,966,864	$43,967	$24,210,809	$(25,304,609)	$(1,049,833)

The accompanying notes are an integral part of these financial statements

SAVEDAILY, INC.
Notes to the Condensed Consolidated Financial Statements
September 30, 2011

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

On August 22, 2011, Nine Mile Software, Inc., a Nevada corporation (“Nine Mile”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with SD Acquisition Inc., a California corporation and a wholly-owned subsidiary of Nine Mile (“Merger Sub”), and SaveDaily.com, Inc., a California corporation, pursuant to which Merger Sub would be merged (the “Merger”) into SaveDaily.com, Inc., and SaveDaily.com, Inc. would become a wholly-owned subsidiary of Nine Mile. The Merger was accounted for as a reverse acquisition with SaveDaily being treated as the acquiring company for accounting purposes. Pursuant to the Merger the Company changed its name to SaveDaily, Inc.

In connection with the Merger, the Company acquired 100% of the issued shares of SaveDaily.com, Inc., in a share exchange where 1.0812286 shares of the Company were issued to the shareholders of SaveDaily.com, Inc. in exchange for each share of SaveDaily.com, Inc. for a total issuance of 33,000,000 common shares. The share exchange was accounted for as a reverse acquisition and recapitalization and as a result, the consolidated financial statements of the Company (the legal acquirer) are, in substance, those of SaveDaily.com, Inc. (the accounting acquirer), with the assets and liabilities, and revenue and expenses, of the Company being included effective from the date of the Merger. As the Merger was accounted for as a reverse acquisition and recapitalization, there was no gain or loss recognized on the transaction. The historical financial statements for periods prior to the Merger are those of SaveDaily.com, Inc. except that the equity section and earnings per share have been retroactively restated to reflect the Merger.

Also in connection with the Merger, and as a part of the transactions contemplated thereby, Nine Mile entered into a Stock Purchase Agreement, that was deemed effective and closed as of August 26, 2011 (the “TradeWarrior Agreement”) with Damon Deru, the chief executive officer of Nine Mile prior to the Merger (the “Acquirer”) (See Note 5). Pursuant to the Trade Warrior Agreement, Nine Mile agreed to sell and transfer Trade Warrior, a Nevada corporation and a wholly owned subsidiary of Nine Mile (the “Trade Warrior Sale”), to the Acquirer, in consideration for the Acquirer's agreement to assume all liabilities associated with Nine Mile and Trade Warrior relating to or arising in connection with the period prior to the consummation of the Merger. Additionally, in connection with the Merger and the Trade Warrior Sale, the Acquirer agreed to return 100,000 shares of Nine Mile Common Stock to Nine Mile for cancellation.

SaveDaily.com, Inc., a wholly-owned subsidiary of the Company as a result of the Merger was incorporated under the laws of the state of California on May 27, 1999. SaveDaily.com, Inc. is a registered investment adviser subject to regulations under the Securities and Exchange Commission. SaveDaily.com, Inc., provides a fully electronic solution for saving and investments to assist its customers in meeting their financial goals. SaveDaily.com, Inc. has two primary sources of revenue: money management (including distribution, marketing and advisory fees) and membership fees

NOTE 2- BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of September 30, 2011 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's April 30, 2011 audited financial statements which can be found in the 8-K filed by the Company on August 30, 2011. The results of operations for the period ended September 30, 2011 are not necessarily indicative of the operating results for the full year.

As a result of the Merger discussed in Note 1, the historical financial statements presented for periods prior to the acquisition date are the financial statements of SaveDaily.com, Inc. The common stock per share information in the condensed financial statements for the three months ended September 30, 2011 and related notes have been retroactively adjusted to give effect to the reverse merger on August 22, 2011.

Notes receivable are accounted for at fair value. (See Note 5).

NOTE 3 - LIQUIDITY

The Company has experienced annual operating losses since inception in 1999. Management has implemented plans to continue to build its revenue base and expand sales through branding the Company’s technology platform with financial institutions for use with mass market and mass affluent investors. However as of September 30, 2011, the Company had negative working capital of $881,640 and a total stockholders’ deficit of $1,049,833. To date, the Company’s losses from operations have been primarily financed through equity proceeds and debt.

If cash generated from operations is not sufficient to fund operations, the Company would then need to obtain additional financing to provide working capital. Failure to obtain additional funding may require the Company to significantly curtail its operations which could have a material adverse impact on its results of operations and financial position.

NOTE 4 - FAIR VALUE MEASUREMENTS

The following is a description of the valuation methodologies used for the marketable securities held in trust measured at fair value, including the general classification of such instruments pursuant to the valuation hierarchy.

Mutual funds - Valued at the net asset value of shares held in trust by the Company (Level 1).

Debt securities - The fair values of debt securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1).

The preceding methods described may produce a fair value calculation that may not be indicative of net realizable value or reflective of future values. Furthermore, although the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

The following table sets forth by level, within the fair value hierarchy, the Company’s assets at fair value on a recurring basis as of September 30, 2011:

	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total
Mutual Funds	$99,990,562	-	-	$99,990,562
Debt securities	25,968,718	-	-	25,968,718
	$125,959,280	-	-	$125,959,280

The following table sets forth by level, within the fair value hierarchy, the Company’s assets at fair value on a recurring basis as of April 30, 2011:

	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total
Mutual Funds	$69,384,890	-	-	$69,384,890
Debt securities	11,781,195	-	-	11,781,195
	$81,166,085	-	-	$81,166,085

 NOTE 5 – PREFERRED AND COMMON STOCK

Preferred Stock may be divided into such number of series as the Board of Directors may determine. The Board of Directors is authorized to determine and alter the rights, preferences, privileges, and restrictions granted to or imposed upon any wholly unissued series of preferred shares, and to fix the number of shares and the designation of any series of preferred shares. The Board of Directors may increase or decrease (but not below the number of shares of such series then outstanding) the number of shares of any wholly unissued series subsequent to the issue of those shares. There are no shares of Preferred Stock currently issued and outstanding, and the Company has no present plans to issue any shares of preferred stock.

During the period from April 30, 2011 through August 22, 2011, the pre-Merger Company, Savedaily.com, Inc. sold 861,263 shares of common stock for $313,500.

On August 15, 2011, the board of directors approved the sale of common stock of the pre-Merger Company to certain officers and related parties totaling 17,160,577 shares (post-Merger). These shares carry the following restrictions: (i) 50% of the purchased shares cannot be sold for a minimum of 12 months from the purchase date and the remaining 50% of the purchased shares cannot be sold for a minimum of 18 months from the purchase date (the “Restricted Period”), (ii) the holders of such shares have no right to receive any dividends should they be paid on such purchased shares of common stock until the restrictions in clause (i) above are lifted, and (iii) the Company retains the right to re-purchase the purchased shares from such persons at the original purchase price if (A) the Company’s revenue does not increase by 25% over the Restricted Period and (B) assets held on the platform do not increase by 50% over the Restricted Period. Each of said purchasers subject to these restrictions signed a note payable to the Company in the amount of each individual's total purchase price ($0.0185 per share (post-Merger)), or $317,427. Additionally and pursuant to these stock purchases, each of said purchasers who had previously owned any options or warrants for shares of the Company’s common stock agreed to cancel any and all such outstanding warrants or options, held by such purchaser, effective as of August 15, 2011. The Company recorded an expense of $5,459,650, or $0.318 per share (post-Merger), which is the difference between the fair market value of the stock on the date of issuance, $0.337 and $0.019 (post-Merger).

Effective August 23, 2011, Nine Mile Software, Inc. acquired SaveDaily.com, Inc. in a reverse triangular merger and issued 33,000,000 shares of Nine Mile common stock to the shareholders of SaveDaily.com, Inc. As part of the Merger, the Company also issued 1,600,000 shares related to the conversion of Nine Mile liabilities and 875,000 shares to Nine Mile shareholders. Prior to the Merger, Nine Mile had 699,556 shares outstanding. Effective August 26, 2011, the Company sold Trade Warrior, in an equity transaction, to our former Chief Executive Officer, Damon Deru, for a return of 100,000 shares of our common stock and certain indemnities.

On August 24, 2011 the Company issued 1,700,000 shares of common stock to a consultant pursuant to a consulting agreement. These shares were valued at $0.50 per share or $850,000, which was the market price at the time of issuance and expensed as general and administrative expenses.

On September 7, 2011, consistent with the expressed and negotiated intent set forth in our Merger Agreement we granted to certain of our employees and consultants six million shares of common stock pursuant to our 2011 Equity Incentive Plan adopted by shareholders of Nine Mile in August 2011. The shares were valued at $0.30 per share, which was the market price at the time of issuance and expensed as general and administrative expenses.

In September 2011, the Company completed a private placement of 192,307 shares of common stock to accredited investors at a subscription price of $0.364 per share for total gross proceeds of $70,000.

NOTE 6 – 2011 EQUITY INCENTIVE PLAN

On August 11, 2011, the Board of Directors of the Company adopted the Company’s 2011 Equity Incentive Plan. On or about the same time, the shareholders of the Company approved the adoption of the Plan. The purpose of the Plan is to promote the long-term success of the Company and the creation of stockholder value by offering Participants the opportunity to share in such long-term success by acquiring a proprietary interest in the Company. The Plan seeks to achieve this purpose by providing for discretionary long-term incentive Awards in the form of Options (which may be Incentive Stock Options or Nonstatutory Stock Options), Stock Appreciation Rights, Stock Grants, Restricted Stock Units and Cash Bonus Awards. The aggregate number of Shares reserved for Awards under the Plan is 10,000,000. On September 7, 2011, we granted to certain of our employees and consultants 6,000,000 shares of common stock pursuant to the Plan (See Note 5).

NOTE 7– COMMITMENTS AND CONTINGINCIES

Qualified Investors LP Lawsuit. On September 7, 2011, Qualified Investors LP (“QILP”), filed a complaint in Superior Court for Orange County, California (the “QILP Complaint”) against SaveDaily.Com, Inc., the Company’s wholly-owned subsidiary (the “Subsidiary”) alleging that the Subsidiary had breached its payment obligations under a marketing agreement between QILP and the Subsidiary. The Subsidiary filed a demurrer to the QILP Complaint, asserting that the terms of the marketing agreement required that any dispute arising in connection with the marketing agreement be submitted to binding arbitration. On November 8, 2011, QILP filed an amended complaint acknowledging and agreeing that the dispute be referred first to mediation and thereafter to binding arbitration should mediation not be successful. Additionally, on September 13, 2011, QILP filed an application for a writ of attachment against the Subsidiary’s assets, which application is scheduled to be heard on November 15, 2011. In that QILP has now agreed to submit the matter to binding arbitration, the Subsidiary has asked that QILP withdraw its application for a writ of attachment. As of the date hereof, QILP has not responded to such request. The Company believes that a loss in this dispute is not probable and therefore has not recorded an accrual. In addition, the Company does not believe there is a reasonable possibility of a material loss from this dispute. Additionally, although Jeffrey Mahony, the Company’s Chief Executive Officer and a director of the Company, and Ken Carroll, a director of the Company, each own 20% of QILP, they do not control QILP or the maintenance of the QILP Complaint against the Subsidiary.

McGaughy Lawsuit. On September 7, 2011, Melvin McGaughy (“McGaughy”) filed a complaint in United States District Court, Central District of California (the “McGaughy Complaint”) against Harry S. Dent, Jr. (“Dent”) for breach of personal guaranty. Dent is a director of the Company, the chairman of the Board of Directors of the Company and a shareholder in the Company. In the McGaughy Complaint, McGaughy alleges that Dent has failed to make payments under a guaranty of certain Company indebtedness that Dent provided to McGaughy on or before February 1, 2006. Neither the Company nor its subsidiary is a party to the McGaughy Complaint. A motion to dismiss the McGaughy Complaint was filed by Dent on October 14, 2011, which motion is scheduled to be heard on November 21, 2011. The Company is currently paying the costs of the defense of the McGaughy Complaint and the Company does not believe that it has any liability to McGaughy or to Dent in the event that McGaughy is successful in his litigation against Dent. Additionally, the Company believes that the payment by the Company of Dent’s legal fees and expenses is not material.

NOTE 8 – RECENTLY ISSUED ACCOUNTING STANDARDS

The Company has adopted all accounting pronouncements effective before April 30, 2011 which are applicable to the Company.

In January 2010, the FASB issued an update to its accounting guidance regarding fair value measurement and disclosure. The guidance is effective for annual reporting periods beginning after December 15, 2009, except for the disclosure about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. All of the Company’s financial instruments are measured under Level 1 as disclosed in Note 5.

In February 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-08, Technical Corrections to Various Topics. This update's purpose is to eliminate U.S. GAAP inconsistencies, update outdated provisions, and provide needed clarifications. The adoption of ASU No. 2010-08 will not have a material impact on the Company's financial statements.

On January 1, 2010, the FASB issued ASU No. 2010-06, Fair Value Measurement. ASU No. 2010-06 provides amended disclosure requirements related to fair value measurements. The amendments require disclosure of significant transfers between Level 1 and Level 2 as well as significant transfers in and out of Level 3 on a gross basis. The amendments also clarify existing disclosure requirements regarding the level of disaggregation of fair value measurements and inputs and valuation techniques. The enhanced disclosures required under these amendments are included in Note 5. Beginning January 1, 2011, separate presentation of purchases, sales, issuances and settlements in the Level 3 reconciliation will also be required under the amendments to Fair Value Accounting. This new accounting guidance does not change the classification hierarchy for fair value accounting. All of the Company’s financial instruments are measured under Level 1 as disclosed in Note 5. Further, it will have no impact on the Company’s consolidated financial position or results of operations.

In May 2011, the FASB issued ASC update No. 2011-04, Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  The amendments in this update result in common fair value measurement and disclosure requirements in US generally accepted accounting principles ("U.S. GAAP") and International Financial Reporting Standards ("IFRS").  Consequently, the amendments converge the fair value measurement guidance in U.S. GAAP and IFRS.  Some of the amendments clarify the application of existing fair value measurement requirements, while other amendments change a particular principle in ASC 820. The amendments in this update that change a particular principle or requirement for measuring fair value or disclosing information about fair value measurements include the following:  1) measuring the fair value of financial instruments that are managed within a portfolio, 2) application of premiums and discounts in a fair value measurement, and 3) additional disclosures about fair value measurements.  The amendments in this update are to be applied prospectively and are effective during interim and annual periods beginning after December 15, 2011.  The Company does not believe that adoption of this update will have a material impact on its financial statements.

In June 2011, the FASB issued ASC update No. 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income.  The FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, among other amendments in this update.  The amendments require that all non-owner changes in stockholder’s equity be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, the Company is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  The statement of other comprehensive income should immediately follow the statement of net income and include the components of other comprehensive income and total for other comprehensive income, along with a total for comprehensive income.

The entity is also required to present of the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of comprehensive income are presented.  The amendments in this update should be applied retrospectively, and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, could have a material effect on the accompanying financial statements.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855 Company management reviewed all material events through the date of this report and determined that there were no subsequent events to report.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

 Forward-looking Statements

Statements made in this Quarterly Report which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and our business, including, without limitation, (i) our ability to raise capital, and (ii) statements preceded by, followed by or that include the words “may,” “would,” “could,” “should,” “expects,” “projects,” “anticipates,” “believes,” “estimates,” “plans,” “intends,” “targets” or similar expressions.

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, general economic or industry conditions, nationally and/or in the communities in which we may conduct business, changes in the interest rate environment, international gold prices, legislation or regulatory requirements, conditions of the securities markets, our ability to raise capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting our current or potential business and related matters.

Accordingly, results actually achieved may differ materially from expected results in these statements. Forward-looking statements speak only as of the date they are made. We do not undertake, and specifically disclaim, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-Q.

Plan of Operation

SaveDaily developed (over the course of eight years) and owns a proprietary financial services platform, the most recent version being in production for about three years, helping financial intermediaries succeed in bringing suitable and affordable investment services to everyday savers and investors. In the view of SaveDaily management, the mass market demographic is in need of affordable access to the relationships and investment strategies typically reserved only for affluent investors. SaveDaily was founded to provide persons of all income levels the information and tools necessary to invest and self manage their short and long term investment goals.

The everyday saver is often under-served because the acquisition and maintenance of their accounts are often unprofitable or only marginally profitable for financial institutions and brokerage houses. SaveDaily's proven proprietary technology is a low cost, private label solution for these financial institutions designed specifically to serve the mass market - commonly referred to as the small investor and mass affluent investor, making up 90% of the investing population. Our private label platform offers mutual funds and any daily-valued product investments for both qualified and non-qualified account types.

The SaveDaily platform provides straight-through processing, record keeping and all-electronic money movement. With a complete end-to-end technological infrastructure solution, the financial services, defined contribution, and asset management market users gain a feature-rich, low cost, efficient, easy to use, and easy to deploy servicing platform. This open architecture, omnibus trading platform is flexible and unencumbered by laborious manual processes. Management believes that by remaining mutual fund, bank and clearing firm agnostic, SaveDaily’s platform is well positioned in our market. SaveDaily delivers mutual funds as its feature set, and at a price point our partners need to provide superior services to their investor clients at increased profit levels. Leveraging its scalable, all-electronic, sub-accounting and money movement platform, SaveDaily believes that it currently offers the industry's lowest cost, private-labeled, investment solutions to large banks, community banks, credit unions, and broker dealers. By helping these entities bring their investors private-labeled solutions, delivered under their respective brands, and leveraging virtually any third party money manager(s), investors in our service sets enjoy access to advisory services generally not readily available to this investor class.

By using our platform products, business partners of SaveDaily gain the ability to attract new customers, retain existing customers, lower servicing costs, and derive new revenue streams by incorporating a customizable mutual fund investing solution into their existing offerings. SaveDaily enables partner organizations to accelerate time-to-market by providing turn-key solutions and a robust Applications Programming Interface that supports tight integration between SaveDaily's investor platform and their existing infrastructure, at any back-office or consumer touch point.

By utilizing SaveDaily's proprietary platform products clients are able to initiate brokerage services with consumer-direct offerings, augment existing programs with financial advisors, more efficiently oversee portfolio management of trust funds, 401(k) Plans, 403(b) Plans, Safe Harbor IRA Rollovers, and provide for managed fund accounts. SaveDaily offers a full-service record keeping facility, providing participants with daily valuations and full-featured web access, all while maintaining compliance with pre-determined mutual fund models or approved product lists. All tax reporting, performance reporting, confirmation, and statement delivery is to be provided by SaveDaily directly to investors, or integrated into existing partner operations, for a seamless flow of regulated information to the investors

The Company

SaveDaily, Inc., formerly Nine Mile Software, Inc., a Nevada Corporation, conducts its business through its wholly owned subsidiary, SaveDaily.com, Inc., a California corporation incorporated on May 27, 1999. References herein to “SaveDaily”, unless otherwise note, refer to SaveDaily.com, Inc., the operating entity. SaveDaily produces and supports proprietary record keeping and workflow software solutions in the financial services industry that market products and services to everyday savers and investors. Mass market and mass affluent savers and investors typically have investable assets of less than $100,000 and generally make up the bulk of the retail client services by the banking industry, the qualified and defined benefits industry, and the debit card industry - all of which are target markets.

SaveDaily has had a history of losses and does not yet operate at break even cash flow. Since its inception, SaveDaily has received more than $14 million in equity from private sources. Over a course of eight years, working in conjunction with key firms within the financial services industry, SaveDaily developed a series of proprietary components into a fully integrated platform of technology solutions. We currently have 10 employees.

Our solutions, though continuing to evolve and be refined, are mature. We have been actively marketing these solutions since about 2008. Through various online portals, SaveDaily offers investments and record-keeping services directly to clients via our website located at www.savedaily.com, as well as indirectly to clients of business partners through a variety of white-labeled interfaces deployed with financial institution partners supporting investment accounts of all tax types. SaveDaily’s solutions operate successfully in our defined markets, enabling clients to find educational information, investment and account type wizards, and open and transact mutual fund investments in individual, joint, custodial, IRA (Individual Retirement Account) , ESA,(Educational Saving Account), and HSA Health Saving Account) accounts.

SaveDaily has formed strategic joint ventures to provide investment services to ethnically, religiously, and socio-economically focused communities, including African-American, Latino-American, and economically underserved and un-banked communities. In these communities, SaveDaily provides managed accounts of all tax types in conjunction with our strategic partners, who are themselves focused in these market places.

SaveDaily has partnered with UMB Bank, N.A. to provide Safe Harbor Automatic Rollover IRAs to terminated participants of qualified retirement plans, and has entered into over 1,500 agreements with retirement plan sponsors to handle their Safe Harbor Automatic Rollover IRAs.

SaveDaily also partners with third party administrators (TPAs) to create and offer a 401K/Qualified plan record-keeping platform aimed at TPAs, payroll associations and financial advisors. The platform was created to be private labeled by distribution partners, with SaveDaily providing record-keeping, trading, settlement and customer support.

SaveDaily launched an HSA investment sub-account product in 2007. This product is designed to link with existing banks and other entities that provide or manage direct deposit account support for HSAs. In September 2007, SaveDaily was selected as the investment solution for the largest HSA provider in the country, which began deployment of the company's solution to its client base in October 2008.

Results of Operations and Liquidity and Capital Resources

Revenue
Total revenue for the three-month period ended September 30, 2011 increased by $8,153, or 3.7% to $225,676 when compared to the three month period ended September 30, 2010 of $217,523. For the five-month period ended September 30, 2011 total revenue increased by $25,222, or 7.1% to $378,626 from $353,404 for the five-month period ended September 30, 2010. These increases are attributable to additional accounts of new customers.

Operating expenses
Operating expenses for the three-month period ended September 30, 2011 were $8,698,367 an increase of $8,405,191 or 2,867%, when compared to the three month period ended September 30, 2010 total of $293,176. This increase is attributable to an increase in stock issued for services and compensation of $8,109,650, Sales & Marketing expense of approximately $60,000, Payroll related expense of approximately $50,000 and Professional fees related to the acquisition of Nine Mile, Inc. of approximately $203,000. For the five-month period ended September 30, 2011 operating expenses increased by $8,512,147, or 1,689%, to $9,015,975 when compared to the September 30, 2010 total of $503,828. Of this increase$2,650,000 is attributable to an increase in stock issued for services and compensation expense, approximately $80,000 to an increase in Sales & Marketing expense, $76,000 to Payroll related expense, and $306,000 to Professional fees related to the acquisition of Nine Mile, Inc.

Interest expense
Interest expense decreased by $48,362, or 91.4% from $52,902 for the three-month period ended September 30, 2010 to $4,576 for the three-month period ended September 30, 2010. This decrease is due to conversion of related party debt to equity during the prior period. For the five-month period ended September 30, 2011 interest expense was $7,731, a decrease of $79,326, or 91.1% when compared to the five-month period ended September 30, 2010 balance of $87,057. This decrease is attributable to conversion of related party debt to equity during the prior period.

Liquidity
At September 30, 2011, we had total assets of $126,682,851 primarily in marketable securities of $125,959,280, total liabilities of $127,732,684 primarily of client investments held in trust of $125,959,280 and a stockholders’ deficit of $1,049,833, compared to total assets of $81,823,057, primarily in marketable securities of $81,166,065, total liabilities of $82,927,977, and total stockholders' deficit of $1,104,920 at April 30, 2011.

Net cash used in operating activities was $393,015 for the five-month period ended September 30, 2011 compared to $42,305 for the five-month period ended September 30, 2010. The 2011 results were primarily due to Net Loss of $8,655,490 offset by stock based compensation of $8,109,650 and an increase in accounts payable of $261,634.

At September 30, 2011, our working capital deficit was $881,640 compared to a deficit of $933,624 at April 30, 2011. These results are primarily attributed to the $158,041 decrease in cash and the $261,634 increase in accounts payable and accrued liabilities, which was partially offset by a $44,758 decrease in accrued expenses-related party.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. During the three months ended September 30, 2011, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

PART  II   —   OTHER INFORMATION

Item 1.	Legal Proceedings

Qualified Investors LP Lawsuit. On September 7, 2011, Qualified Investors LP (“QILP”), filed a complaint in Superior Court for Orange County, California entitled “Qualified Investors, LP, a California Limited Partnership, vs. SaveDaily.com, Inc., a California Corporation” (the “QILP Complaint”) against SaveDaily.Com, Inc., the Company’s wholly-owned subsidiary (the “Subsidiary”) alleging that the Subsidiary had breached its payment obligations under a marketing agreement between QILP and the Subsidiary. The Subsidiary filed a demurrer to the QILP Complaint, asserting that the terms of the marketing agreement required that any dispute arising in connection with the marketing agreement be submitted to binding arbitration. On November 8, 2011, QILP filed an amended complaint acknowledging and agreeing that the dispute be referred to first to mediation and thereafter to binding arbitration should mediation not be successful. Additionally, on September 13, 2011, QILP filed an application for a writ of attachment against the Subsidiary’s assets, which application is scheduled to be heard on November 15, 2011. In that QILP has now agreed to submit the matter to binding arbitration, the Subsidiary has asked that QILP withdraw its application for a writ of attachment. As of the date hereof, QILP has not responded to such request. The Company believes that a loss in this dispute is not probable and therefore has not recorded an accrual. In addition, the Company does not believe there is a reasonable possibility of a material loss from this dispute. Additionally, although Jeffrey Mahony, the Company’s Chief Executive Officer and a director of the Company, and Ken Carroll, a director of the Company, each own 20% of QILP, they do not exercise any control over QILP or the maintenance of the QILP Complaint against the Subsidiary.

McGaughy Lawsuit. On September 7, 2011, Melvin McGaughy (“McGaughy”) filed a complaint in United States District Court, Central District of California entitled “Melvin H. McGaughy, an individual, Melvin H. McGaughy, as Trustee of the Melvin H. McGaughy Irrevocable Trust; and Patricia G. Ericson, an individual, vs. Harry S. Dent, Jr., an individual” (the “McGaughy Complaint”) against Harry S. Dent, Jr. (“Dent”) for breach of personal guaranty. Dent is a director of the Company, the chairman of the Board of Directors of the Company and a shareholder in the Company. In the McGaughy Complaint, McGaughy alleges that Dent has failed to make payments under a guaranty of certain Company indebtedness that Dent provided to McGaughy on or before February 1, 2006. Neither the Company nor its subsidiary is a party to the McGaughy Complaint. A motion to dismiss the McGaughy Complaint was filed by Dent on October 14, 2011, which motion is scheduled to be heard on November 21, 2011. The Company is currently paying the costs of the defense of the McGaughy Complaint and the Company does not believe that it has any liability to McGaughy or to Dent in the event that McGaughy is successful in his litigation against Dent. Additionally, the Company believes that the payment by the Company of Dent’s legal fees and expenses is not material.

The Company is often subject to various contingencies, the resolutions of which, its management believes will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. Except to the extent disclosed above, the Company was not involved in any material litigation during the quarter ended September 30, 2011, or through the date of this filing.

Item 1A.	Risk Factors

 This item is not required for a smaller reporting company.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

As previously set forth in the Company’s Current Report on Form 8-K filed on August 30, 2011, on August 23, 2011, in connection with the Merger, the Company issued 33,000,000 shares of our common stock to the former stockholders of SaveDaily.com, Inc. in exchange for 100% ownership of SaveDaily.com, Inc. Following the Merger, the Company entered into a consulting agreement with Via Alip LLC for business development services. This consulting agreement provided that the Company could elect to pay the fees due thereunder in either cash or shares and, pursuant thereto, the Company elected to issue 1,700,000 shares of Common Stock as payment therefor. Additionally, as part of the Merger the Company also issued 1,600,000 shares related to the conversion of Nine Mile liabilities and 875,000 shares to Nine Mile shareholders, of which 100,000 shares were subsequently returned and cancelled.

Reference is made to the disclosures set forth in Items 1.01, 2.01 and 3.02 of said Current Report on Form 8-K, which disclosures are incorporated herein by reference, the issuance of the common stock to the former stockholders of SaveDaily.com, Inc. pursuant to the Merger Agreement was exempt from registration under the Securities Act pursuant to Section 4(2) and Regulation D thereof. This determination was based on the representations of said stockholders, which included, in pertinent part, that such shareholders were either "accredited investors" within the meaning of Rule 501 of Regulation D promulgated under the Securities Act, (or were holders of securities under one of our option plans), and that such shareholders were acquiring our common stock for investment purposes for their own respective accounts and not as nominees or agents and not with a view to the resale or distribution thereof, and that each owner understood that the shares of our common stock may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption therefrom.

Since the issuances set forth above, during September 2011, the Company completed a private placement of 192,307 shares of common stock to accredited investors at a subscription price of $0.364 per share for total cash gross proceeds of $70,000. The Company did not use an underwriter in connection with such private placement and the proceeds of the private placement were used for general working capital.

The issuance of the common stock pursuant to said private placement during September 2011 was exempt from registration under the Securities Act pursuant to Section 4(2) and Regulation D thereof. This determination was based on the representations of the purchasers of said shares, which included, in pertinent part, that such shareholders were either "accredited investors" within the meaning of Rule 501 of Regulation D promulgated under the Securities Act or were holders of securities under one of our option plans, and that such shareholders were acquiring our common stock for investment purposes for their own respective accounts and not as nominees or agents and not with a view to the resale or distribution thereof, and that each owner understood that the shares of our common stock may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption therefrom. The share certificates evidencing said shares bear appropriate restrictive legends.

Item 3.	Defaults Upon Senior Securities

 None.

Item 4.	Removed and Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit 31.1	Certification of Chief Executive Officer and Acting Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer and Acting Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAVEDAILY, INC.

Date: November 14, 2011	By:	/S/ Jeff mahony
Jeff Mahony,
Chief Executive Officer