Form 10-Q/A
period 2011-09-30
SaveDaily Inc
filed 2012-01-13
CIK 1398004

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

Explanatory Note

We are filing this Amendment No. 1 on Form 10-Q/A to amend our Quarterly Report on Form 10-Q for the period ended September 30, 2011, originally filed with the Securities and Exchange Commission on November 14, 2011. This Amendment (i) revises the signature block on the Form 10-Q to reflect its execution by Mr. Jeff Mahony in his capacity as both Chief Executive Officer and Principal Financial Officer, (ii) revises the certifications attached as Exhibits 31.1 and 32.1 to the Form 10-Q to reflect that Mr. Jeff Mahony has executed them in his capacity as both Chief Executive Officer and Principal Financial Officer and (iii) includes in the certification set forth in Exhibit 31.1 the language required by paragraph 4(d) of Item 601(b)(31) of Regulation S-K.

No other changes have been made to the originally filed Form 10-Q other than those described above. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

Item 6.                      Exhibits

Exhibit 31.1	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAVEDAILY, INC.

Date: January 11, 2012	By: /S/ Jeff mahony
Jeff Mahony,
Chief Executive Officer and Principal Financial Officer