Form 10-K
period 2011-12-31
SaveDaily Inc
filed 2012-04-16
CIK 1398004

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

or

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from May 1, 2011 to December 31, 2011

333-143039

(Commission file number)

SAVEDAILY, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-8006878
State or other jurisdiction of incorporation	(IRS Employer Identification No.)

3020 Old Ranch Parkway, Suite 140 Seal Beach, CA 90740	(562) 795-7500
(Address of principal executive offices)	(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Title of each Class	Name of each exchange on which registered
Common Stock, $.001 Par Value	Over-the-Counter Bulletin Board

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $0.001 par value per share

      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes    ☒ No

      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐Yes    ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes    ☐ No

 Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☐ Yes    ☒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☒ Yes    ☐ No

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐Yes   ☒ No

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the issuer as of June 30, 2011, which is the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $11,692,583 (at a closing price of $0.99)

As of April 12 , 2012, 44,347,224 shares of the Company’s $.001 par value common stock were outstanding.

TABLE OF CONTENTS TO ANNUAL REPORT

ON FORM 10-K

EIGHT MONTHS ENDED DECEMBER 31, 2011

Forward-Looking Statements

This Form 10-K and other reports filed by Registrant from time to time with the Securities and Exchange Commission (collectively the “Filings”) contain or may contain forward looking statements and information that are based upon beliefs of, and information currently available to, Registrant’s management as well as estimates and assumptions made by Registrant’s management. When used in the filings the words “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan” or the negative of these terms and similar expressions as they relate to Registrant or Registrant’s management identify forward looking statements. Such statements reflect the current view of Registrant with respect to future events and are subject to risks, uncertainties, assumptions and other factors (including the risks contained in the section of this report entitled “Risk Factors”) relating to Registrant’s industry, Registrant’s operations and results of operations and any businesses that may be acquired by Registrant. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.

Although Registrant believes that the expectations reflected in the forward looking statements are reasonable, Registrant cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, Registrant does not intend to update any of the forward-looking statements to conform these statements to actual results. The following discussion should be read in conjunction with Registrant’s pro forma financial statements and the related notes that will be filed herein.

PART I

ITEM 1.	BUSINESS

Overview

SaveDaily provides advice driven investment services to the mass market, worldwide, that are otherwise made available only to the high-net worth investor. In this pursuit, SaveDaily reaches out to small investors both through fully automated technology solutions and through the channels already being used. In partnership with the intermediaries that control these channels, SaveDaily offers its services at retail and wholesale price points which SaveDaily believes to be affordable to all.

On August 22, 2011, Nine Mile Software, Inc., a Nevada corporation (“Nine Mile”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with SD Acquisition Inc., a California corporation and a wholly owned subsidiary of Old Nine Mile (“Merger Sub”), and SaveDaily.com, Inc., a California corporation, pursuant to which Merger Sub would be merged (the “Merger”) into SaveDaily.com, Inc. and SaveDaily.com, Inc. would become a wholly owned subsidiary of Nine Mile. SaveDaily.com, Inc., or "SaveDaily," was formed in California in May 1999. SaveDaily.com, Inc. is a registered investment adviser subject to regulations under the Securities and Exchange Commission. The principal executive offices of the Company are located at 3020 Old Ranch Parkway, Seal Beach, California 90740.

Market

Personal consumption, or what people do as consumers, represents about 70% of the United States Gross Domestic Product and represents the largest influence on our economic health. As larger groups of consumers age and spend more, the economy grows. When large groups in the population pass their peak stage in spending, the economy slows down. Banks see a slowdown in mortgage loans, car loans, and insurance related products, and their affluent customers tend to decrease spending and tend to adopt more conservative stances regarding investments. These factors collectively result in decreased revenues to the banks. Institutions providing retail banking services are seeking to make up this revenue in growing instances by providing additional services to their less affluent retail customers who together make up about 90% of the population in the United States. Because of the ubiquitous nature of banking in today’s electronic world, retail banking customers can change banks virtually overnight. This creates an ultra-competitive environment for banks and the financial services industry at large, resulting in an extremely price sensitive and customer service sensitive market space. Consumers of financial services through banks, credit unions, traditional financial service firms, and non-traditional financial intermediaries, expect low price points for services generally reserved for the affluent consumers of the previous generation. In order for these financial institutions and intermediaries to retain and grow their existing customer bases they must address these facts.

The 2010 Investment Company Fact Book (the “Fact Book”), published by the Investment Company Institute, details the characteristics of the mutual fund industry through its research into the investment companies that issue mutual funds. Its latest report, indicates that 21% of household assets in the United States are made up of mutual funds. Coupling this demonstrated desire to invest in mutual funds with the aforementioned price sensitivity of the demographic currently being served by the banks and the financial services industry at large, SaveDaily believes that operates in an environment where a full-service low priced mutual fund investing platform becomes extremely attractive to the 90% of the U.S. markets not considered affluent and not being served under the offerings typically made available by the financial services industry.

Solutions, Products and Services

SaveDaily developed (over eight years) and owns a proprietary financial services platform, the most recent version being in production for about three years, helping financial intermediaries succeed in bringing suitable and affordable investment services to everyday savers and investors. In the view of management of SaveDaily, the mass market class is in need of affordable access to the relationships and investment strategies typically reserved only for affluent investors.  SaveDaily was founded to provide people of all income levels the information and tools necessary to invest and self manage their short and long term investment goals.

The everyday saver is often under-served because the acquisition and maintenance of their accounts are often unprofitable or only marginally profitable for financial institutions and brokerage houses. SaveDaily's proven proprietary technology is a low cost, private label solution for these financial institutions designed specifically to serve the mass market - commonly referred to as the small investor and mass affluent investor, making up 90% of the investing population. Our private label platform offers mutual funds and any daily valued product investments for both qualified and non-qualified account types.

The SaveDaily platform provides straight through processing, record keeping and all-electronic money movement. With a complete end-to-end technological infrastructure, the financial services, defined contribution, and asset management market users gain a feature rich, low cost, efficient, easy to use, and easy to deploy servicing platform. This open architecture, omnibus trading platform is flexible and unencumbered by laborious manual processes.  Management believes that by remaining mutual fund agnostic, bank agnostic and clearing firm agnostic, SaveDaily’s platform delivers mutual funds, its feature set, and a price point our partners need to provide superior services to their investor clients at increased profit levels. Leveraging its scalable, all-electronic, sub-accounting and money movement platform, SaveDaily believes that it currently offers the industry's lowest cost, private-labeled, investment solutions to large banks, community banks, credit unions, and broker dealers. By helping these entities bring their investors completely private-labeled solutions, delivered under their respective brands, and leveraging virtually any mutual fund and virtually any third party money manager(s), investors in our service sets enjoy access to advisory services generally not readily available to this investor class.

By using its platform products, business partners of SaveDaily gain the ability to attract new customers, retain existing customers, lower servicing costs, and derive new revenue streams by incorporating a customizable mutual fund investing solution into their existing offerings. SaveDaily enables partner organizations to accelerate time-to-market by providing turn-key solutions and a robust Applications Programming Interface that supports tight integration between SaveDaily's investor platform and their existing infrastructure, at any back-office or consumer touch point.

By utilizing SaveDaily's proprietary platform products clients are able to initiate brokerage services with consumer direct offerings, augment existing programs with financial advisors, more efficiently oversee portfolio management of trust funds, 401(k) Plans, 403(b) Plans, Safe Harbor IRA Rollovers, and provide for managed fund accounts. SaveDaily offers a full-service record keeping facility, providing participants with daily valuations and full-featured web access, all while maintaining compliance with pre-determined mutual fund models or approved product lists. All tax reporting, performance reporting, confirmation, and statement delivery is to be provided by SaveDaily directly to investors, or integrated into existing partner operations, for a seamless flow of regulated information to the investors

SaveDaily’s solutions are operating successfully in its defined markets. SaveDaily offers investments and record-keeping services directly to clients via its website located at www.savedaily.com, as well as indirectly to clients of business partners through a variety of white-labeled interfaces.  Through its various online portals, clients are able to find educational information, investment and account type wizards, and can open and transact mutual fund investments in individual, joint, custodial, IRA, ESA, Qualified and HSA accounts.

SaveDaily has formed strategic joint ventures to provide investment services to ethnically focused communities, religiously focused communities, and socio-economically focused communities, including African-American, Latino-American, and economically underserved and un-banked populaces. In these communities, SaveDaily is providing managed accounts of all tax types in conjunction with its strategic partners, who are themselves focused in these market places.

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

SaveDaily launched an HSA investment sub-account product in 2007.  This product is designed to link with existing banks and other entities that provide or manage direct deposit account support for HSAs. In September of 2007, SaveDaily was selected as the investment solution for the largest HSA provider in the country, which began deployment of the company's solution to its client base in October of 2008.

The Company's platform is deployed for use in multiple account types: qualified retirement plans, Health Savings Investment Accounts, Safe Harbor Automatic IRA Rollovers and the direct to consumer space. Through these offerings, SaveDaily delivers professionally managed mutual funds and advice driven investment allocation models. Regardless of the market space being served, SaveDaily delivers its service set for what it believes to be a low annual fee, collected monthly, quarterly, or annually, without imposing limits on the number of mutual funds within an account. SaveDaily also allows numerous transactions within those mutual funds, generally requires no minimum transaction amounts, and has no excessive trading penalties. Comparatively low asset based fees may also be levied for the use of advice driven models composed of allocations of mutual funds. This pricing approach represents one of the lowest pricing models in the industry to our partners and ultimately to the investors using these services. As an end-to-end deliverable, investors are able to enjoy a feature rich, fully regulatory compliant, investing platform, trading virtually all mutual funds made available by issuers.

The core of our deliverable is an integrated library of Applications Programming Interfaces (API) that can be either integrated into our partner’s existing infrastructure or hosted as a stand-alone financial management system. SaveDaily built its API on a scalable, all-electronic, sub-accounting and money movement framework. The API allows SaveDaily to readily deliver its service set under a private-label approach to its partners.  SaveDaily delivers this API to its partners, including non-traditional financial services providers, employee benefit program providers, and financial intermediaries, enabling them more efficiently to offer mutual fund products and value-added financial services to a broader spectrum of investor accounts, across a multitude of interactive consumer touch points. Features of the API include:

▪	Full electronic record-keeping of financial transactions (electronic confirmations, statements, transaction histories, tax records, etc.)

▪	Integration and compliance with all technology and regulatory requirements (SEC, security licenses, privacy practices, ACH, etc.)

▪	Straight through processing of transactions (paperless brokerage, e-registration, etc.)

▪	An open architecture, expandable for future services

▪	Full integration with partner systems enabling a private-label strategy

▪	Framed solution to facilitate small or niche marketers

SaveDaily augments its API with complete technology support, financial advisory and educational services, and electronic assessment and interactive asset allocation tools to create a transparent investor environment and a robust, turn-key investing and commerce platform for our partners.

SaveDaily’s efficient and low cost structure can result in higher margins for those partner organizations currently offering mutual fund investing to their existing customer base.  In addition, the platform enables its partners to service profitably even the lowest income consumer segments with top-tier mutual fund investment securities, opening the door to entirely new markets and revenue opportunities.

Competitive Features:

SaveDaily believes that it is competitively positioned to offer mutual fund investing solutions to its partners via through SaveDaily's proprietary platform. Having logged over 8 years towards development and solution refinement, invested significant financial resources and forged key strategic operational partnerships, SaveDaily has achieved "first mover" status in the industry, resulting in an array of competitive advantages:

  New Business Processes Result in Low Cost Infrastructure for the Industry – SaveDaily built its platform with a focus on efficiency and cost-effectiveness unconstrained by legacy systems. The platform utilizes technology to reduce costs for providers in existing markets and create new market opportunities for non-traditional financial services providers.

  Proprietary Sub-Accounting and Record Keeping System – SaveDaily has created an all-electronic, low cost sub-accounting system that often materially reduces the cost of administering a brokerage account.

  Straight Through Processing – SaveDaily’s platform utilizes straight through processing of mutual fund transactions, connecting its partners’ investors directly to the investment product, reducing the number of steps and people involved in transaction processing.

  Money Movement Technology Architecture – The platform’s multi-source/multi-destination money movement architecture is capable of receiving funds from a variety of sources and pushing funds to a variety of destinations via secure electronic networks, resulting in nearly frictionless transactions.

  Completely Paperless System - The platform supports online registration, electronic transactions via the ACH network, electronic trading capabilities, electronic confirmations, electronic prospectuses and quarterly statements, and electronic tax reporting.

  Micro-Investing Capability Attracts New Investors – SaveDaily’s platform enables investors the ability to invest amounts as small as $0.01 into multiple nationally known mutual funds. This capability enables partners to serve mass market and mass affluent investors, addressing an estimated 51% of domestic households that have yet to purchase mutual funds.

  Breadth of Expertise – In developing and delivering the platform, SaveDaily has acquired a cross-discipline combination of re-engineered processes, innovative technology, business agreements with fund providers and banking entities, financial licenses, and a carefully designed legal and regulatory structure.

  Customizable Private-Label Solution is Built for Integration – SaveDaily has applied the knowledge it has gained from in its years of experience running a direct-to-consumer website to optimize the platform specifically for partner integration. The Application Programming Interface (API) based model, open architecture, and adherence to data transfer standards allows for transparent integration in support of our partner’s branding efforts.

In summary, SaveDaily's technology platform allows clients to reduce costs of managing investment accounts to price points that are consumer friendly and profitable for the service provider.  The scalable design of the technology allows for rapid expansion and integration with existing programs.  In management's view “SaveDaily brings the investment world of Wall Street to the savings needs of Main Street.”

Sales, Marketing and Distribution

SaveDaily provides its platform to partners that have large existing customer bases with a propensity to invest, regardless of income level or experience. Through these relationships, SaveDaily is creating an extended distribution channel for low cost mutual fund investing, growing investment accounts and clients. These partners include traditional financial services providers and non-traditional intermediaries, such as affinity groups and retailers that are focused on providing services to the workplace and directly to consumers. SaveDaily enters into servicing agreements with these established partners in order to accelerate account growth. SaveDaily is targeting the following distribution markets:

▪	Retail Banking Industry
▪	Brokerage Industry
▪	Employer Services Industry
▪	Non-traditional Financial Services Providers

Benefits to the Mass Affluent and Mass Market investors:

▪	Low monthly fee covers no limits on the number of funds within an account, numerous transactions within those mutual funds, no minimum balance and no minimum investment amount.
▪	Easy to use tools geared for the everyday saver and investor (mass market and mass affluent).
▪	Ability to invest towards core financial goals.
▪	24/7 access.
▪	Accessibility to virtually all available mutual funds.
▪	Automatic Investment Plans – “out of sight/out of mind” investing.
▪	Flexible investment and planning tools.

Benefits to SaveDaily’s partners:

All Target Partners:

▪	Profitably service existing retail customers and expand customer base.
▪	Low monthly fee covers no limits on the number of funds within an account, numerous transactions within those mutual funds, no minimum balance and no minimum investment amount.
▪	Automatic allocation and rebalancing of professionally managed products.
▪	New revenue streams and ability to have higher margins on account fees and asset based fees.
▪	Retain customers and prevent erosion of captive funds to external brokerage providers.
▪	Private-labels promote existing brands and enhances customer loyalty.
▪	Wealth transfer tools inspire family loyalty, client retention, and asset retention.
▪	Infrastructure based on open systems and industry standards.
▪	All related compliance and regulatory requirements managed.
▪	Data mining and report generation for account management/administration/review.
▪	Improve public relations by empowering the small investor.

Retail Banking Industry:

Large Banks, Community Banks, and Credit Unions:

▪	Allows banks to expand their asset management business to retail customer base and beyond.
▪	Prevents erosion of captive assets to external brokerage accounts.
▪	Represents new product and incremental fee income from existing base.
▪	Automated account management enables high-touch/low-cost advisory services.
▪	Increase touch points into household.
▪	Minimizes/eliminates need for commission based personnel, reducing compliance risk.
▪	Bring beginning investors and lower income households into the asset accumulation.

Brokerage Industry:

Large Wire Houses and Small-Medium Broker Dealers:

▪	Rapid growth of assets under management by penetrating deeper levels of U.S. demographic.
▪	Provides personalized client experience with reduced impact on investment advisors.
▪	Dramatic reduction in paper for existing operations.
▪	Dramatic reduction in costs of operations associated with mass affluent account maintenance.
▪	Increase touch points into household.

Employer Services Industry:

Affinity Based Services Providers, Third Party Administrators, and Employer Groups:

▪	Ability to offer non-qualified investment program to complement qualified plan offerings.
▪	Affordable to substantially all employees.
▪	Support for payroll deduction and consolidated statements.

Non-traditional Financial Service Providers:

Existing Market Under-Defined Targets:

The Fact Book estimates that, since about the year 2000, the mutual fund industry has experienced average annual growth of over 15%, resulting in mutual fund assets growth from about $7 trillion to nearly $11 trillion by the end of 2009. At the end of 2009, there were approximately 271 million mutual fund accounts in the United States, representing 44% of U.S. households (51.6 million U.S. households or about 90.2 million investors), having an average account balance of $40,500. The market addressed by SaveDaily’s products represented nearly $5.5 billion in revenue in 2009 from account administration and servicing fees, in addition to advisory and distribution fees from assets under management.

Of the 271 million mutual fund accounts, the Tower Group estimated that 20% of these were serviced by third party transfer agencies and record keeping services, representing a total of about 54 million accounts. At an annual average of $48 per account for transfer agency and record-keeping services provided via the SaveDaily platform, the annual market opportunity for these services is nearly $2.5 billion.

Registered Investment Advisors typically charge investors an annual advisory fee of between 1% and 3% of assets under management for financial advice and management of their portfolio. Additionally, mutual fund companies pay out distribution fees of between 25 and 40 basis points annually on total assets under management to intermediaries who sell their mutual funds. Assuming an annual advisory fee of 50 basis points and earned distribution fees of 32.5 basis points, the annual revenue opportunity for the 20% of accounts currently serviced by third party record keeping services is approximately $18 billion.

New Market Under-Served Targets:

The platform’s low cost structure enables financial services providers to profitably serve smaller accounts than previously practical, thereby increasing the numbers of this serviceable market. This increased market opportunity could result in nearly 220 million additional accounts, representing an annual market opportunity of $2.1 billion (again based on the Tower Group estimate of 20%) in transfer agency and record-keeping services. These potential accounts are based on the estimated total number of accounts possible in the U.S. as extrapolated from existing accounts versus percent of households in the U.S. they represent (about 615 million possible accounts).

Due to the low cost structure of the platform, SaveDaily believes that it is currently one of the few companies able profitably to service this additional market of accounts.

Sales Strategy:

Rather than marketing its services directly to consumers, SaveDaily looks to partner with financial services intermediaries that currently have both small and large customer bases with a propensity to invest, regardless of income level or experience. Through these relationships, SaveDaily is creating an extended distribution channel for low cost mutual fund investing, fueling investment account growth, and reaching out to savers and investors through partners. These partners include traditional financial services providers and non-traditional intermediaries, such as affinity groups and employer service providers, that are focused on providing services to the workplace and directly to the consumer. SaveDaily delivers its technology and services to partners who wish to accelerate account growth and offload the burden and cost of customer acquisition. These partners can include large wire houses, large banks, and large broker/dealers that are currently divesting themselves of the mass market and mass affluent investors because of their high cost of operations generally associated with this consumer class. Furthermore, SaveDaily believes that it can benefit by leveraging the brand equity of our partners and the ‘trusted provider’ relationship they have with their consumers, particularly in the credit union and community bank markets, where these institutions have already expended material resources and time to build strong member relationships and wish to build reinforced, longer-term loyalty within their existing consumer bases.

SaveDaily is pursuing two approaches to engage in partnerships and reach consumers through those partners; (1) direct sales and (2) working through intermediaries.

Direct Sales:

SaveDaily is focusing on engaging partners directly to leverage its platform for the purpose of offering financial services to the partner’s audience. In these instances, SaveDaily works directly with each of its industry partners to design the solution, to ensure a successful deployment, and to maximize participation by the partner’s consumer base. Direct Sales resources include:

1.	Full-Time Internal Sales Professionals

SaveDaily’s sales professionals are focused on providing the technology solutions necessary for our partners to serve the mass market and create class leading efficiencies in its four target areas. SaveDaily’s Director of Business Development has extensive experience selling solutions into these target areas.

2.	Consultants and Subject Matter Experts

The company has and will continue to establish performance-based contracts with independent consultants to capitalize on their “spheres of influence” and further penetrate its target areas.

Intermediaries:

To augment its partnering efforts in the direct channel, SaveDaily has and will continue to enter into co-brand and white label services agreements with intermediaries to increase distribution to partners in the four target areas. These intermediaries are licensed to sell value added services (based on SaveDaily’s platform) directly to partners, and will in turn pay SaveDaily an annual account fee for each Investment Account opened through the partner. For example, a Professional Employer Organization (PEO), acting as an intermediary, could offer non-qualified Investment plans to the employees of multiple client companies.

SaveDaily has and will continue to establish co-marketing arrangements; whereby an intermediary can initiate the interest of a partner and introduce SaveDaily to an opportunity. In these cases, SaveDaily would share a portion of the resulting revenues with the intermediary. Establishing an intermediary channel allows SaveDaily to expand distribution and reach of its solutions without incurring a proportionate expense.

Distribution Approach

SaveDaily delivers its platform to its distribution partners as either a private-labeled or co-branded solution in a completely turn-key package or as a fully customizable package, which includes the following features and services:

▪	An Application Programming Interface (API) set and a complete set of back-end services
▪	A platform is built specifically for partner integration and based on open standards
▪	Partners are free to manage the consumer-facing touch points as they desire
▪	Investors access their investment accounts via the partner’s interfaces
▪	Partner pages are subject to our compliance oversight.

SaveDaily generally requires its partners to pay SaveDaily a setup fee depending on the number of interfaces they are deploying. This fee is paid at contract execution to ensure that the resources needed for customization, partner integration, and deployment of the SaveDaily platform is funded prior to full deployment. Partners are thereafter charged a recurring annual fee per account, which can be collected monthly, quarterly, or annually. The flexibility of the SaveDaily fee engine, built into the platform, accommodates its partners’ varying business models, including any existing fee structures they have in place. Banks may, for instance, prefer to charge a monthly fee, rather than an annual, or may prefer to institute a transaction-based fee. SaveDaily’s platform permits clients to levy their preferred fee structures on its partners' behalf and remand those fees directly to those partners.

Sales Cycle:

Steps in the SaveDaily sales cycle typically include:

1.	Develop lead lists based on criteria outlined for each target area
2.	Engage partner existing contact network – no "cold calling" of end user customer or clients of intermediaries
3.	Qualify a potential partner and identify decision maker(s) for that partner
4.	Provide preliminary sales materials to potential partner and/or conduct conference calls/demonstrations as appropriate
5.	Gather program requirements and generate proposals/statements of work
6.	Prepare rollouts/implementation plan(s) (pilot if necessary) and negotiate contract
7.	Execute Contract
8.	Ensure satisfactory implementation and launch
9.	Market additional services as needed or appropriate.

In general, non-traditional financial service providers will have the shortest sales cycle due to their focus on revenue generation, propensity towards technology-enabled services, customer focus and need to increase value-added service offerings, and their willingness to let SaveDaily manage compliance and regulatory issues. .

Competition

Direct Competitors:

SaveDaily views direct competitors as product and service providers who are targeting the same market with similar products and services. By this definition, SaveDaily believes that its principal current, direct competitor is ShareBuilder, currently a subsidiary of ING Direct.

ShareBuilder focuses on fractional share equity (stock) trading, an industry segment SaveDaily believes is ill-suited for the mass markets and the emerging investor markets. Mutual funds are generally viewed as a more sound alternative for the emerging investor because they are professionally managed and their inherent diversification is believed to result in less risk and volatility than individual stocks.

ShareBuilder’s revenue model differs significantly from SaveDaily’s. ShareBuilder’s solution is either offered as a transaction fee based model ($19.95 per trade) or a monthly subscription model ($12 plus $7.95 per trade). In either case, the pricing structure for partners and their end users is currently higher than SaveDaily’s basic pricing structure of $5.95 per month for multiple positions, numerous transactions, and no minimums. SaveDaily’s low cost structure can result in a more profitable model for partners and is a more affordable model for the end-user. This model allows the end-user to make changes to their holdings at any time without worrying about associated costs of doing so, e.g., the costs of one or more trades. Additionally, the revenue generated for partners offering ShareBuilder is not as favorable when compared to the revenue potential related to SaveDaily’s platform.

ShareBuilder’s co-branded solution is not intended to integrate into partners’ existing web infrastructures. The ShareBuilder solution is offered primarily as a separate product linked from the partner site, in contrast to the integration offered by the SaveDaily platform. SaveDaily’s ASP design promotes a private-label strategy that is a better fit for intermediaries that have committed a significant amount of resources in building brand equity. When a customer chooses to participate in a co-branded ShareBuilder program, the end-user is taken to the ShareBuilder site to open an account and conduct all transactions. From a SaveDaily perspective this solution does not preserve brand-equity and does not provide a transparent and seamless solution to partners. Further, end-user accounts become the accounts of ShareBuilder. End-user accounts with SaveDaily are jointly owned by SaveDaily and its partners, which SaveDaily believes will prove more attractive to potential partners.

Devenir and Broadridge are two other potential direct competitors to SaveDaily. Devenir offers investment options to public and private employers, banks, third party administrators and plan participants. Broadridge offers execution, clearing and custody services for both retail and institutional firms.

Indirect Competitors:

SaveDaily views indirect competitors as product and service providers that address different markets with similar products and services. Nonetheless, they should be considered competitors because these companies could change their business strategy or augment existing lines of business to address SaveDaily’s target markets with similar products and services.

▪	Private-Labeled Banking and Brokerage Service Providers:

Currently, there are several companies known to SaveDaily that offer outsourced private-labeled Internet banking and brokerage solutions, all with a much higher cost structure than SaveDaily would offer these same services. In some cases, these companies offer a more robust solution, however, their cost structure can prohibit them from entering the mass markets SaveDaily services, and they currently compete in the crowded market for affluent investors. SaveDaily has a competitive proposition based on a price-performance basis versus these companies. SaveDaily addresses a specific niche of the total market and delivers a solution that cost-effectively enables our partners to serve the newly emerging markets in this niche. However, with their substantially greater capital and human resources, these private-labeled banking and brokerage solution providers have the potential to develop a product similar or even superior to SaveDaily’s. SaveDaily intends to monitor the activities of these companies and look to build relationships with them if they show interest in the emerging mass market or mass affluent market. Companies that provide outsourced Internet banking services to financial institutions include Online Resources, FundsXpress, HomeCom, Financial Fusion, NetZee, Liberty, and Virtual Financial. Also, vendors such as Corillian, Digital Insight and S1 Corporation, who primarily target the larger financial institutions, may someday decide to compete with us in our market segment. In addition, several of the vendors offering data processing services to financial institutions that offer their own Internet banking solutions, including EDS, Fiserv, Jack Henry, and Metavante, could migrate their service offerings to compete with those of SaveDaily.

▪	Mutual Fund Product Providers

While SaveDaily distributes mutual fund products, the fund providers are capable of allowing low cost investing, by either targeting consumers directly or by going through other intermediaries. Through partnership conversations with several fund companies, it is clear that the majority of mutual fund product providers prefer to distribute through brokerages. Mutual fund companies are reluctant to go direct to consumers due to the channel conflicts this creates with existing distribution relationships. In addition, these fund providers are heavily dependent on traditional transfer agents for record keeping and transaction services, which generally maintains the current cost structures.

▪	Partners/Customers with “Roll your Own” Strategy

SaveDaily could experience competition from its own partner financial institutions and potential partners who develop their own electronic trading solutions. Rather than purchasing products and services from third-party vendors, financial institutions could develop, implement, and maintain their own services and applications. In general, SaveDaily’s low cost structure and ability to deliver a complete solution will be compelling reasons for partners to “buy rather than build”. The ability to private label SaveDaily’s solution allows a partner to focus on its core competencies and to preserve its brand while still benefiting from SaveDaily’s low cost structure. The development and rollout expenditures of developing in-house solutions results in increased costs, decreased margins, and time-to-market issues for the intermediary. In addition, the opportunity costs to develop in-house solutions results in reallocation of internal technical resources that could be used for other projects. The ongoing maintenance costs would further decrease the value of the solution. SaveDaily believes that its blend of proprietary technology, low cost structure, relationships with fund providers and banks, and compliance with the regulatory agencies represents a cross-discipline combination of expertise that would be significant barriers to entry for most of SaveDaily’s potential partners to replicate.

Legal and Compliance Overview:

SaveDaily.com, Inc. is a Registered Investment Advisor. As a federally-registered investment advisor, SaveDaily is authorized to provide investment advisory services in all fifty states. SaveDaily's activities are regulated by the SEC pursuant to the Investment Advisors Act of 1940 (the "Advisors Act") and the rules promulgated by the SEC under the Advisors Act. SaveDaily, through its broker-dealer partners, makes mutual funds available to its clients. SaveDaily's broker-dealer partner is a member of the Financial Industry Regulatory Authority (FINRA) and must comply with various rules of that organization.

Patents and Proprietary Rights

Not Applicable

Employees

As of April 12, 2012, the Company had 13 employees, including three software developers and programmers, two sales, marketing and business development employees, two software, service and support employees, one network operations employee and five general and administrative employees. The employees are not represented by any labor union.

Website Access to United States Securities and Exchange Commission Filings

The Company is subject to the informational requirements of the Securities Exchange Act of 1934.  Accordingly, it files annual, quarterly and other reports and information with the Securities and Exchange Commission.  You may read and copy these reports and other information at the Securities and Exchange Commission's public reference rooms in Washington, D.C. and Chicago, Illinois.  The Company’s filings are also available to the public from commercial document retrieval services and the website maintained by the Securities and Exchange Commission at www.sec.gov.

Government Regulation and Approval

Like all businesses, the Company is subject to numerous federal, state and local laws and regulations, including regulations relating to patent, copyright, and trademark law matters.

Cost of Compliance with Environmental Laws

The Company currently has no costs associated with compliance with environmental regulations, and does not anticipate any future costs associated with environmental compliance; however, there can be no assurance that it will not incur such costs in the future.

ITEM 1A.	RISK FACTORS

RISK FACTORS

You should carefully consider the risks described below together with all of the other information included in this report before making an investment decision with regard to our securities. The statements contained in or incorporated into this report that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. The list of Risk Factors below does not set forth or contain all of the information you should consider before making an investment. If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. In that case, the trading price of SaveDaily Common Stock could decline, and you may lose all or part of your investment.

Risks Relating to the SaveDaily Business

In this discussion of the “Risks Relating to the SaveDaily Business,” unless otherwise noted or required by the context, references to “us,” “we,” “our,” “the Company” and similar terms refers to SaveDaily, the operating business of SaveDaily, Inc. after the consummation of the Merger.

Our future operating results may fluctuate and cause the price of the Company’s Common Stock to decline.

We expect that our operating results will continue to fluctuate significantly from quarter to quarter due to various factors, many of which are beyond our control. The factors that could cause our operating results to fluctuate include, but are not limited to: (i) Our ability to obtain additional financing on satisfactory terms; (ii) Our ability to attract and retain qualified employees; (iii) Our ability to successfully expand into new markets; (iv) Our ability to manage the strain on our infrastructure caused by the growth of our business; and (v) our ability to successfully partner with other companies in the pursuit of our business strategy. If our sales or operating results fall below the expectations of investors or securities analysts, the price of our Common Stock could significantly decline.

Our growth strategy requires us to grow our existing markets and expand our operations into new markets.

We cannot guarantee that we will be able to achieve our expansion goals or that our expansion efforts will be operated profitably. Further, we cannot assure you that any expansion of our operations will obtain similar operating results to those of our existing operations. The success of our planned expansion will be dependent upon numerous factors, many of which are beyond our control, including the following:

•	Hiring, training and retention of qualified operating personnel;

•	Competition in our markets; and

•	General economic conditions.

We have a history of operating losses, and we expect our operating losses to continue for the foreseeable future. If we fail to obtain additional financing we will be unable to execute our business plan and/or we may not be able to continue as a going concern.

To date we have not experienced positive cash flow from operations. We have funded our negative cash flow by sales of securities and debt and have limited operating cash. Although we continue to grow our total assets we can give no assurance that we will be able to achieve positive cash flow or continue as a going concern. We will likely need to raise additional funds to support our future expansion and growth plans.  Our funding requirements may change as a result of many factors, including underestimates of budget items, unanticipated cash requirements, future product and service opportunities, and failure to close or bring on line new customers as currently contemplated.  Consequently, we will need to seek additional sources of financing, which may not be available on favorable terms, if at all, and which may be dilutive to existing stockholders.

We may seek to raise additional financing through equity offerings, debt financings or additional corporate collaboration and licensing arrangements.  To the extent we raise additional capital by issuing equity securities, our stockholders will experience dilution.  To the extent that we raise additional capital by issuing debt securities, we could incur substantial interest obligations, may be required to pledge assets as collateral for the debt and may be constrained by restrictive financial and/or operational covenants.  Debt financing would also be superior to the stockholders’ interests in bankruptcy or liquidation.  To the extent we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our products, or grant licenses on unfavorable terms.

In connection with our acquisition of SaveDaily.com, Inc. we agreed that, following the Merger, Nine Mile would issue up to six million shares of our Common Stock pursuant to our existing equity incentive plan and that these shares would be registered under a Form S-8. To the extent that these shares are issued and registered, they will constitute additional dilution and could cause the price of our shares of Common Stock to trade at materially lower levels. They may also make it more difficult for us to raise additional equity or debt capital, on favorable terms or at all.

We depend on our key personnel, and the loss of their services may adversely affect our business.

We are highly dependent upon the efforts of our senior management team.  The death or departure of any of our key personnel could have a material adverse effect on our business.  In particular, the loss of Jeff Mahony, our Chief Executive Officer, could significantly impact our ability to operate and grow the business and could cause performance to differ materially from projected results.

Our expansion may strain our infrastructure which could slow our development.

We face the risk that our existing systems and procedures, financial controls, and information systems will be inadequate to support our planned growth.  We cannot predict whether we will be able to respond on a timely basis to all of the changing demands that our planned expansion will impose on management and these systems and controls.  If we fail to continue to improve our information systems and financial controls or to manage other factors necessary for us to achieve our expansion objectives, our business, financial condition, operating results or cash flows could be materially adversely affected.

Past activities of Nine Mile and its affiliates may lead to future liability for the combined companies.

Prior to the Merger, Nine Mile engaged in businesses unrelated to that of our new operations.  Although we have sold that business and, in connection therewith, obtained an indemnification and hold harmless from the prior chief executive officer of Nine Mile for any liabilities arising or relating to periods prior to the merger, such indemnification could prove inadequate and any liabilities relating to such prior business may have a material adverse effect on us.

If we fail to maintain the adequacy of our internal controls, our ability to provide accurate financial statements and comply with the requirements of being a public company could be impaired, which could cause our stock price to decrease substantially.

Prior to the Merger, because we operated as a private company without public reporting obligations, we had committed limited personnel and resources to the development of the external reporting and compliance obligations that would be required of a public company.  We have taken and will continue to take measures to address and improve our financial reporting and compliance capabilities and we are in the process of instituting changes to satisfy our obligations in connection with joining a public company, when and as such requirements become applicable to the Company. Prior to taking these measures, we did not believe we had the resources and capabilities to do so. We plan to obtain additional financial and accounting resources to support and enhance our ability to meet the requirements of being a public company. We will need to continue to improve our financial and managerial controls, reporting systems and procedures, and documentation thereof. If our financial and managerial controls, reporting systems or procedures fail, we may not be able to provide accurate financial statements on a timely basis or comply with the requirements of being a public company. Any failure of our internal controls or our ability to provide accurate financial statements could cause the trading price of Common Stock to decrease substantially.

Management may apply the proceeds from offerings of the Company’s equity or debt securities to uses for which a shareholder may disagree.

The Company’s management will have considerable discretion in using the proceeds from offerings of the Company’s equity or debt securities, and shareholders will have limited opportunities to assess whether the proceeds are being used appropriately.  Additionally, the proceeds from any such offerings may be used for corporate purposes with which shareholders may disagree.

There are restrictions on the transferability of the Common Stock.

Certain of the shares of the Company’s Common Stock, when issued, were not registered pursuant to the Securities Act and the Company has not agreed to undertake to register such shares of Common Stock. The share certificate or certificates evidencing such shares of Common Stock will bear a restrictive legend in form and substance approved by our counsel. If the Company desires, the Company may permit the transfer of the securities out of a purchaser’s name only when its request for transfer is accompanied by an opinion of counsel reasonably satisfactory to the Company that the sale or proposed transfer will not result in a violation of the Securities Act or any applicable state securities or “Blue Sky” laws.

Up to 1,600,000 shares of our Common Stock issuable on conversion of an existing note will not be subject to such restrictions based on exemptions under applicable securities laws. In connection with the Merger, Nine Mile, SaveDaily and the holders of said note agreed that it would be exercised in not less than three tranches: (i) for up to 400,000 shares on or after August 31, 2011; (ii) for up to an additional 600,000 shares on or after September 15, 2011; and (iii) the remaining shares on or after September 23, 2011.

Future government regulation may impair our ability to market and sell our products.

Our current and planned services are subject to federal, state, local and foreign laws and regulations governing virtually all aspects of our business and product offerings. As we offer existing products and services or introduce new ones commercially, it is possible that governmental authorities will adopt new regulations that will limit or curtail our ability to market and sell such products. We may also incur substantial costs or liabilities in complying with such new governmental regulations. Our potential customers and distributors, almost all of which operate in highly regulated industries, may also be required to comply with new laws and regulations applicable to products such as ours, which could adversely affect their interest in our products.

Our common stock has traded only sporadically and is expected to experience significant price and volume volatility in the future which substantially increases the risk of loss to persons owning our common stock.

The market price of our Common Stock has been and will likely continue to be subject to fluctuations. In addition, the stock market in general and the market for technology companies in particular, have from time to time experienced significant price and volume fluctuations that have been often unrelated or disproportionate to the operating performance of such companies. These broad market and industry factors may cause our common stock to materially decline, regardless of our operating performance. Because of the limited trading market for our Common Stock, and the possible price volatility, you may not be able to sell your shares of Common Stock when you desire to do so. The inability to sell your shares in a rapidly declining market may substantially increase your risk of loss because of such illiquidity and because the price for our Common Stock may suffer greater declines because of its price volatility. In the past, following periods of volatility in the stock market and the market price of a particular company’s securities, securities class action litigation has often been instituted against that company. Litigation of this type could result in substantial legal fees and other costs, potential liabilities and a diversion of management’s attention and resources.

We have not and do not intend to pay any dividends.

No assurance can be given that our proposed operations will be profitable.  No dividends or distributions have been paid by Old SaveDaily since inception and the payment of dividends is not contemplated in the foreseeable future.  The payment of future dividends will be directly dependent upon our earnings, its financial needs and other similarly unpredictable factors.  Earnings are expected to be retained to finance and develop our business.

Our executive officers and directors have significant shareholdings, which may lead to conflicts with other shareholders over corporate governance matters.

As of August 26, 2011, our directors and officers, as a group, beneficially own approximately 51% of our outstanding Common Stock, without giving effect to up to six million additional shares of Common Stock that the Company anticipates issuing to them and certain other persons who have rendered services to the Company, in the next several weeks. Acting together, these shareholders would be able to significantly influence all matters that our shareholders vote upon, including the election of directors, mergers or other business combinations and transactions.

Our securities may be characterized as “microcap stock”, and are subject to a number of unique risks.

The term “microcap stock” applies to companies with low or “micro” capitalizations, meaning the total market value of the company’s stock. Our securities are characterized as “microcap stock”, and are subject to a number of unique risks. Many microcap companies tend to be new and have no proven track record. Some of these companies have limited or no assets or operations. Others have products and services that are still in development or have yet to be tested in the market. Another risk that pertains to microcap stocks involves the low volumes of trades. Because microcap stocks trade in low volumes, any size of trade can have a large percentage impact on the price of the stock. While all investments involve risk, microcap stocks can be among the most risky.

Unless an active trading market develops for our securities, shareholders may have difficulty or be unable to sell their shares of Common Stock.

We cannot predict the extent to which an active public market for our common stock will develop or be sustained.

Our Common Stock is currently quoted on the OTC Bulletin Board under the symbol “NMLE.” However, currently there is not an active trading market for our Common Stock, meaning that the number of persons interested in purchasing shares of our Common Stock at or near ask prices at any given time may be relatively small or non-existent, and there can be no assurance that an active trading market may ever develop or, if developed, that it will be maintained. There are a number of factors that contribute to this situation, including, without limitation, the fact that we are a small company that has a history of losses, is unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow a company our history of losses or purchase or recommend the purchase of shares of our Common Stock until such time we become more seasoned and viable.

As a consequence, our Common Stock may be characterized by a lack of liquidity, sporadic trading, larger spreads between bid and ask quotations, and other conditions that may affect shareholders’ ability to re-sell our securities. Moreover, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. Unless an active trading market for our Common Stock is developed and maintained, shareholders may be unable to sell their Common Stock and any attempted sale of such shares may have the effect of lowering the market price of our Common Stock and a shareholder’s investment could be a partial or complete loss.

Since our Common Stock is thinly traded, it is more susceptible to extreme rises or declines in price and shareholders may not be able to sell their shares at or above the price paid.

Since our Common Stock is thinly traded, its trading price is likely to be highly volatile and could be subject to extreme fluctuations in response to various factors, many of which are beyond our control, including:

•	the trading volume of our shares;

•	the number of securities analysts, market-makers and brokers following our common stock;

•	new products or services introduced or announced by us or our competitors;

•	actual or anticipated variations in quarterly operating results;

•	conditions or trends in our business industries;

•	announcements by us of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	additions or departures of key personnel;

•	sales of our Common Stock;

•	general stock market price and volume fluctuations of publicly-quoted, and particularly microcap, companies; and

•	material legal action.

Shareholders, including but not limited to those who hold shares as a result of the exercise or conversion of our convertible securities and warrants, may have difficulty reselling shares of our common stock, either at or above the price paid, or even at fair market value. The stock markets often experience significant price and volume changes that are not related to the operating performance of individual companies, and because our common stock is thinly traded it is particularly susceptible to such changes. These broad market changes may cause the market price of our Common Stock to decline regardless of how well we perform as a company. Price fluctuations in such shares are particularly volatile and subject to manipulation by market-makers, short-sellers and option traders.

Our common stock is currently and may in the future be subject to the “penny stock” regulations, which are likely to make it more difficult to sell.

The trading price of our Common Stock is currently below $5 per share. Our Common Stock will remain subject to the “penny stock” rules following the Merger. The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. These rules generally have the result of reducing trading in such stocks, restricting the pool of potential investors for such stocks, and making it more difficult for investors to sell their shares once acquired. Prior to a transaction in a penny stock, a broker-dealer is required to:

•	deliver to a prospective investor a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market;

•	provide the prospective investor with current bid and ask quotations for the penny stock;

•	explain to the prospective investor the compensation of the broker-dealer and its salesperson in the transaction;

•	provide investors monthly account statements showing the market value of each penny stock held in their account; and

•	make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.

These requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that is subject to the penny stock rules. As our Common Stock is subject to the penny stock rules, investors in our Common Stock may find it more difficult to sell their shares.

Shares eligible for future sale may adversely affect the market.

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of Common Stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act, subject to certain limitations. In general, pursuant to Rule 144, non-affiliate stockholders may sell freely after six months subject only to the current public information requirement (which disappears after one year). Affiliates may sell after six months subject to the Rule 144 volume, manner of sale (for equity securities), current public information and notice requirements. Any substantial sale of our Common Stock pursuant to Rule 144 or pursuant to any resale prospectus may have a material adverse effect on the market price of our Common Stock.

As of December 31, 2011, the Company has issued options and warrants that could result in the issuance of 3,995,423 shares of Common Stock and a convertible security which could result in the issuance of up to 1,600,000 shares of Common Stock, as well as a commitment to issue up to six million shares under an equity incentive plan.

Of these securities, all of the shares are obtainable at exercise and conversion or issuance prices at less than the price of shares quoted in the over the counter market, including by means of cashless exercise provisions. Additionally, because of registration rights and the tacking provisions of Rule 144, a substantial number of the shares issuable on exercise or conversion of the securities could be sold by the holders thereof immediately or promptly after the date of this report. If these shares are issued and available for sale or actually sold in the public market, the market could be adversely impacted and the market price depressed.

A large number of shares may be sold in the market following the Merger, which may depress the market price of our common stock.

A large number of shares of our Common Stock may be sold in the market following this offering, which may depress the market price of our Common Stock. Sales of a substantial number of shares of our Common Stock in the public market following the Merger could cause the market price of our Common Stock to decline. If there are more shares of Common Stock offered for sale than buyers are willing to purchase, then the market price of our Common Stock may decline to a market price at which buyers are willing to purchase the offered shares. Furthermore, we are approaching the limit of our authorized shares.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We are not an accelerated filer, a large accelerated filer or a well-known seasoned issuer and therefore have elected not to provide the information required by this item.

ITEM 2. PROPERTIES

The company leases approximately 3,000 square feet of space for its corporate and administrative headquarters in Seal Beach, California.

ITEM 3. LEGAL PROCEEDINGS

The information set forth under Note 12, Commitments and Contingencies of our Notes to Consolidated Financial Statements, included in Part IV, Item 15, Financial Statements, of this report, is incorporate herein by reference.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the Over the Counter Bulletin Board (OTCBB) under the symbol SAVY.OB. The following table sets forth the high and low closing sale prices on the OTCBB for our common stock for the periods after our merger. The price information contained in the table was obtained from internet sources considered reliable.  Note that such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and the quotations may not necessarily represent actual transactions in the common stock.

	Quarterly Common Stock Price Ranges
	2011
Fiscal Quarter Ended	High	Low
September 30	$1.50	$0.30
December 31	$1.34	$0.80

Dividend Policy

To date, the Company has not paid dividends on its common stock. Our present policy is to retain future earnings (if any) for use in our operations and the expansion of our business.

Holders of Record

At April 12, 2012 there were 500 holders of record of our common stock, and 44,347,224 shares were issued and outstanding.  The number of holders of record and shares issued and outstanding was calculated by reference to the books and records of the Company’s transfer agent.

Issuance of Securities

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

ITEM 6.	SELECTED FINANCIAL DATA

Not Applicable

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements made in this Annual Report which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and our business, including, without limitation, (i) our ability to raise capital, and (ii) statements preceded by, followed by or that include the words “may,” “would,” “could,” “should,” “expects,” “projects,” “anticipates,” “believes,” “estimates,” “plans,” “intends,” “targets” or similar expressions.

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

The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-K.

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

SaveDaily has had a history of losses and does not yet operate at break even cash flow. Since its inception, SaveDaily has received more than $14 million in equity from private sources. Over a course of eight years, working in conjunction with key firms within the financial services industry, SaveDaily developed a series of proprietary components into a fully integrated platform of technology solutions. We currently have 13 employees.

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

Results of Operations and Liquidity and Capital Resources

Revenues for Services

The Company has two primary sources of revenues: money management (including distribution, marketing and advisory fees), and membership fees that are account based and calculated based on a fixed fee for a specified time period and/or the amount of assets under management (“AUM”) for a particular account. For the eight months ended December 31, 2011 revenues for services were $673,600 or an average of $84,200 per month compared to $899,500 or an average of $75,000 per month for the 12 months ended April 30, 2011, respectively. This represents an average monthly increase of $9,200 or 12.3% during the eight months ended December 31, 2011. For the eight months ended December 31, 2011 average money management fees increased to $7,800 or 225.0% per month, AUM based fees increased to $16,100 per or 59.4%, and membership fees decreased to $60,300 or 3.5% compared to the 12 months ended April 30, 2011. Money management fees increased as more of the company’s individual account holders participated in mutual funds of one of the company’s partners. AUM based fees increased as the company’s assets under management as of December 31, 2011grew to approximately $145 million or 79% from approximately $81 million as of April 30, 2011. Membership fees decreased as a result of the decline in some of the company’s legacy business. As a percentage of revenue, fees from money management, AUM, and membership were 9.3%, 19.1%, and 71.6% for the eight months ended December 31, 2011 compared to 3.2%, 13.5% and 83.3% for the 12 months ended April 30, 2011, respectively.

Costs Applicable to Revenues for Services

Costs applicable to revenues for services consist primarily of trust account fees and bank service charges. For the eight months ended December 31, 2011 these costs were $43,300 or an average of $5,400 per month compared to $44,300 or $3,700 per month for the 12 months ended April 30, 2011. The $1,700 per month or 45.9% average monthly increase results from a combination of more accounts and increased activity per account.

Operating Expenses

For the eight months ended December 31, 2011 operating expenses increased $8,978,700 to $10,297,100 compared to $1,318,400 for the 12 months ended April 30, 2011. As discussed previously in this Report on Form 10-K the company completed a Merger in August 2011 through which SaveDaily, Inc. became a registered public company. Costs associated with this Merger including costs associated in anticipation of this Merger and costs associated with being a newly public company were the primary reasons for the increase in operating expenses. The sale of restricted stock below fair market value and amortization of deferred compensation for stock options issued below fair market value accounted for $7,044,400 of the increase. Of the remaining $1,950,700 increase, $1,397,300 was due to the increase in professional fees primarily consisting of accounting, legal and consulting services. Of this $1,397,300, $1,180,000 was paid for in stock. The balance of the increase was primarily due to an increase in marketing expenses of $518,800 of which $439,200 was paid for in stock. All other operating expenses decreased by a net of $18,200.

Interest expense, net

For the eight months ended December 31, 2011 net interest expense increased to $138,100 or $23,900 compared to $114,200 for the 12 months ended April 30, 2011. The components of the $138,100 net interest expense for the eight months ended December 31, 2011 included $111,500 for the amortization of discounted notes; $16,400 for the amortization of deferred loan costs, $16,000 or an average of $2,000 per month in actual interest expense offset by $5,900 of interest income. The components of the $114,200 for the 12 months ended April 30, 2011 included $156,100 or an average of $13,000 per month in actual interest offset by interest income. The decrease in average interest expense per month for the eight months ended December 31, 2011 compared to the 12 months ended April 30, 2011 was due to the conversion of related party debt to equity.

Liquidity

At December 31, 2011, cash and cash equivalents totaled $431,000. We had total liabilities of $1,843,800 including $200,000 of long term debt and a stockholders’ deficit of $1,049,300, compared to total cash and cash equivalents of $189,600, total liabilities of $1,489,600 including $200,000 of long term debt and total stockholders' deficit of $1,104,900 at April 30, 2011.

Net cash used in operating activities was $810,200 for the 8 months ended December 31, 2011 compared to $793,500 for the 12 months ended April 30, 2011. While the periods being compared are of unequal lengths the higher rate of cash used by operating activities for the 8 months ended December 31, 2011was due to the net loss of $9,801,400 offset by $8,109,700 of expenses paid for with stock and the amortization of deferred compensation of $553,900. These expenses are further discussed above under the label Operating Expenses.

The Company has negotiated a financing and security agreement which provides up to $3,000,000 of debt based on certain terms and conditions and which it believes will provide sufficient working capital to fund the Company’s operations for the next 12 months. See Note 14-Subsequent Events to Notes to Consolidated Financial Statements.

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future. Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements.

Recent Accounting Pronouncements

The Company has adopted all accounting pronouncements effective before December 31, 2011 which are applicable to the Company.

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

The entity is also required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of comprehensive income are presented.  The amendments in this update should be applied retrospectively, and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.

In September 2011, the FASB issued an accounting update that gives companies the option to make a qualitative evaluation about the likelihood of goodwill impairment. Companies will be required to perform the two-step impairment test only if it concludes that the fair value of a reporting unit is more likely than not less than its carrying value. The accounting update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We did not early adopt this guidance and do not believe our adoption of the new guidance in 2012 will have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2011, the FASB issued an accounting update that will add new disclosure requirements for entities with recognized financial instruments that are appropriately offset on the balance sheet or that are subject to a master netting arrangement. The accounting update is effective for periods beginning on or after January 1, 2013 with retrospective presentation. We do not believe this guidance will have a material impact on our presentation and disclosure.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, could have a material effect on the accompanying financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

Our business is currently conducted principally in the United States. As a result, our financial results are not affected by factors such as changes in foreign currency exchange rates or economic conditions in foreign markets. We do not engage in hedging transactions to reduce our exposure to changes in currency exchange rates, although if the geographical scope of our business broadens, we may do so in the future.

Interest Rate Sensitivity

We had cash and cash equivalents of $431,000 as of December 31, 2011. Our cash and cash equivalents are held primarily in cash deposits and money market funds. We hold our cash and cash equivalents for working capital purposes. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income.

ITEM 8.               FINANCIAL STATEMENTS

These Consolidated Financial Statements of the Company and its subsidiaries are filed as part of this Report:

•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets as of December 31, 2011 and April 30, 2011
•	Consolidated Statements of Operations for the eight months ended December 31, 2011 and year ended April 30, 2011
•	Consolidated Statements of Stockholders’ Deficit for the periods ended December 31, 2011 and April 30, 2011
•	Consolidated Statements of Cash Flows for the eight months ended December 31, 2011 and year ended April 30, 2011
•	Notes to Consolidated Financial Statements

These Financial Statements of the Company have been filed in our 8-K dated August 22, 2011 and filed on August 29, 2011 and are incorporated by reference herein:

•	Report of Independent Registered Public Accounting Firm
•	Balance Sheets as of April 30, 2011 and April 30, 2010
•	Statements of Operations for the years ended April 30, 2011 and April 30, 2010
•	Statements of Stockholders’ Deficit for the years ended April 30, 2011 and April 30, 2010
•	Statements of Cash Flows for the years ended April 30, 2011 and April 30, 2010
•	Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors
SaveDaily, Inc.

We have audited the accompanying consolidated balance sheet of SaveDaily, Inc. as of December 31, 2011 and the related statements of operations, stockholders' deficit, and cash flows for the eight months then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SaveDaily, Inc. as of December 31, 2011 and the results of their operations and their cash flows for the eight months then ended, in conformity with U.S. generally accepted accounting principles.

/s/ HJ Associates & Consultants, LLP
HJ Associates & Consultants, LLP

Salt Lake City, Utah

April 16, 2012

INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS’ REPORT

To the Board of Directors

SaveDaily.com, Inc.

We have audited the accompanying balance sheet of SaveDaily.com, Inc. (the “Company”) as of April 30, 2011, and the related statement of operations, stockholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SaveDaily.com, Inc. as of April 30, 2011, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ PDM, LLP

Torrance, California

August 22, 2011

SaveDaily, Inc.
Consolidated Balance Sheets

Assets	December 31, 2011	April 30, 2011
Current Assets:
Cash & cash equivalents	$431,000	$189,600
Receivables	85,600	44,700
Prepaid expenses	56,800	74,400
Deferred loan costs	96,100
Total current assets	669,500	308,700

Property & equipment (net)	17,200	7,800
Notes receivable-related parties	83,900	40,200
Other assets	23,900	28,000

Total Assets	$794,500	$384,700

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts payable	$214,100	$143,800
Accounts payable-related parties	645,500	705,200
Accrued interest-related parties	15,200	700
Other accrued expenses	502,900	231,600
Convertible debt due within one year, net of discount	111,500	-
Deferred income	154,600	208,300
Total current liabilities	1,643,800	1,289,600

Long-term debt-related parties	200,000	200,000
Total Liabilities	1,843,800	1,489,600

Stockholders' Deficit:
Common stock-50,000,000 authorized $0.001 par value
44,293,890 issued & outstanding (14,908,200 in April)	44,300	14,900
Additional paid in capital	26,529,900	15,529,300
Unamortized deferred compensation	(855,600)	-
Subscriptions receivable-related parties	(317,400)	-
Accumulated deficit	(26,450,500)	(16,649,100)
Total Stockholders' Deficit	(1,049,300)	(1,104,900)

Total Liabilities and Stockholders' Deficit	$794,500	$384,700

The accompanying notes are an integral part of these consolidated financial statements

SaveDaily, Inc.
Consolidated Statements of Operations

	Eight Months Ended Dec 31, 2011	Year Ended April 30, 2011

Revenues for Services	$673,600	$899,500

Costs Applicable to Revenue for Services	43,300	44,300

Gross Profit	630,300	855,200

Operating Expense
General and administrative expenses	1,711,700	1,174,700
Professional fees	1,541,000	143,700
Equity compensation expense	7,044,400	-
Total Operating Expenses	10,297,100	1,318,400

Loss from Operations	(9,666,800)	(463,200)

Other Income (Expense)
Forgiveness of debt	5,800	119,800
Interest (expense), net	(138,100)	(114,200)
Total Other Income (Expense)	(132,300)	5,600

Loss before Income Taxes	(9,799,100)	(457,600)

Income Taxes	2,300	800
Net Loss	$(9,801,400)	$(458,400)

Net Loss Per Common Share	$(0.32)	$(0.04)
Weighted Average Common Shares Outstanding	30,641,771	11,478,028

The accompanying notes are an integral part of these consolidated financial statements

SaveDaily, Inc.

Consolidated Statements of Stockholders’ Deficit

	Common Stock		Additional Paid-In	Subscriptions	Deferred	Accumulated
	Shares	Amount	Capital	Receivable	Compensation	Deficit	Total
Balance at April 30, 2010	10,361,750	$10,300	$13,258,200	$-	$-	$(16,190,700)	$(2,922,200)
Common stock issued upon conversion of debt	1,876,743	1,900	629,900	-	-	-	631,800
Shares issued for cash	3,267,449	3,300	1,028,000	-	-	-	1,031,300
Acquisition and retirement of stock	(597,742)	(600)	(99,400)	-	-	-	(100,000)
Fair value of other warrants issued	-	-	68,700	-	-	-	68,700
Deemed capital contribution due to related party debt forgiveness	-	-	643,900	-	-	-	643,900
Net Loss	-	-	-	-	-	(458,400)	(458,400)
Balance at April 30, 2011	14,908,200	14,900	15,529,300	-	-	(16,649,100)	(1,104,900)
Shares issued for cash (pre-Merger)	931,223	900	312,600	-	-	-	313,500
Common stock issued to officers for compensation and subscription receivable	17,160,576	17,200	5,759,900	(317,400)	-	-	5,459,700
Recapitalization of SaveDaily with Nine Mile	3,074,556	3,100	(103,100)	-	-	-	(100,000)
Shares issued for cash (post-Merger)	519,335	500	229,400	-	-	-	229,900
Shares issued for services	4,264,046	4,300	1,614,900	-	-	-	1,619,200
Shares issued to officers as compensation	3,435,954	3,400	1,027,400	-	-	-	1,030,800
Fair value of stock based compensation, net of unvested forfeitures	-	-	1,409,500	-	(1,409,500)	-	-
Compensation expense recognized in 2011	-	-		-	553,900	-	553,900
Impact of beneficial conversion feature	-	-	600,300	-	-	-	600,300
Warrants issued as loan inducement	-	-	149,700	-	-	-	149,700
Net Loss	-	-	-	-	-	(9,801,400)	(9,801,400)
Balance at December 31, 2011	44,293,890	$44,300	$26,529,900	$(317,400)	$(855,600)	$(26,450,500)	$(1,049,300)

The accompanying notes are an integral part of these consolidated financial statements

SaveDaily, Inc.
Consolidated Statements of Cash Flows

	Eight Months Ended Dec 31, 2011	Year Ended April 30, 2011

Cash Flows from Operating Activities:
Net Loss	$(9,801,400)	$(458,400)
Adjustments required to reconcile net loss to cash flows
from operating activities:
Forgiveness of Debt	(5,800)	(119,800)
Accretion of debt discount	111,500	-
Amortization of deferred compensation	553,900	-
Amortization of deferred loan costs	16,400	-
Depreciation	2,800	48,700
Expenses paid by the issuance of common stock	8,109,700	-
Changes in Operating Assets & Liabilities:
Accounts receivable	(40,900)	7,000
Prepaid expenses	17,500	1,200
Other assets	4,100	-
Deferred income	(53,600)	(77,900)
Payables to affiliates	-	27,000
Accounts payable	76,000	(229,800)
Accrued expenses	199,700	8,500
Net cash used by operating activities	(810,200)	(793,500)

Cash Flows from Investing Activities:
Notes receivable	(43,600)	(39,100)
Cash paid for merger	(100,000)	-
Purchase of equipment	(12,100)	(7,500)
Net cash used by investing activities	(155,700)	(46,600)

Cash Flows from Financing Activities:
Proceeds from sale of common stock	543,500	999,900
Loan proceeds, net of $86,200 in loan fees	663,800	-
Repayments on related party debt	-	(15,500)
Net cash provided by financing activities	1,207,300	984,400

Net Change In Cash & Cash Equivalents	241,400	144,300
Cash & Cash Equivalents -Beginning	189,600	45,300
Cash & Cash Equivalents -Ending	$431,000	$189,600

Cash Paid For Interest	$5,100	$105,600
Cash Paid For Taxes	$2,500	$800

The accompanying notes are an integral part of these consolidated financial statements

SaveDaily, Inc.

Notes to the Consolidated Financial Statements

December 31, 2011 and April 30, 2011

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

On August 22, 2011, Nine Mile Software, Inc., a Nevada corporation (“Nine Mile”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with SD Acquisition Inc., a California corporation and a wholly-owned subsidiary of Nine Mile (“Merger Sub”), and SaveDaily.com, Inc., a California corporation, pursuant to which Merger Sub would be merged (the “Merger”) into SaveDaily.com, Inc., and SaveDaily.com, Inc. would become a wholly-owned subsidiary of Nine Mile. The Merger was accounted for as a reverse acquisition with SaveDaily being treated as the acquiring company for accounting purposes. Pursuant to the Merger the Nine Mile changed its name to SaveDaily, Inc.

In connection with the Merger, the Company acquired 100% of the issued shares of SaveDaily.com, Inc., in a share exchange where 1.0812286 shares of the Company were issued to the shareholders of SaveDaily.com, Inc. in exchange for each share of SaveDaily.com, Inc. for a total issuance of 33,000,000 common shares.

SaveDaily.com, Inc., a wholly-owned subsidiary of the Company as a result of the Merger was incorporated under the laws of the state of California on May 27, 1999. SaveDaily.com, Inc. is a registered investment adviser subject to regulations under the Securities and Exchange Commission. SaveDaily.com, Inc., provides a fully electronic solution for saving and investments to assist its customers in meeting their financial goals. SaveDaily.com, Inc. has two primary sources of revenue: money management (including distribution, marketing and advisory fees) and membership fees

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation- The share exchange was accounted for as a reverse acquisition and recapitalization and as a result, the consolidated financial statements of the Company (the legal acquirer) are, in substance, those of SaveDaily.com, Inc. (the accounting acquirer), with the assets and liabilities, and revenue and expenses, of the Company being included effective from the date of the Merger. As the Merger was accounted for as a reverse acquisition and recapitalization, there was no gain or loss recognized on the transaction. The historical financial statements for periods prior to the Merger are those of SaveDaily.com, Inc. except that the equity section and earnings per share have been retroactively restated to reflect the Merger. Also in conjunction with the merger SaveDaily.com, Inc. changed its fiscal year to December 31 in order to conform to the Nine Mile year end. Accordingly, these financial statements reflect the results of operations and cash flows for the eight month transition period of May 1, 2011 to December 31, 2011.

Principles of consolidation -The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. Intercompany balances and transactions have been eliminated.

Use of estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities, and the reported amounts of revenues and expenses.  Accordingly, actual results could differ from those estimates.

Revenue recognition - The Company has two primary sources of revenue: money management (including distribution, marketing and advisory fees), and membership fees that are account based and calculated based on a fixed fee for a specified time period and/or the amount of assets under management (AUM) for a particular account. Fees generally fall into one of four primary categories: Health Savings Accounts (HSA), Qualified Retirement Plans (QRP), Non-Qualified Plans (NQP) and Registered Investment Advisor (RIA). HSA fees comprise both monthly account fees and AUM fees. The monthly account fees are deducted directly from the account holder and recognized when deducted. The AUM fees are invoiced and recognized when invoiced. QRP fees consist primarily of annual fees which are deducted on the anniversary date of the account and recognized over the next twelve months. QRP fees can also be based on the AUM and are deducted monthly from the account holder and recognized when deducted. NQP fees comprise both monthly account fees and AUM fees. The monthly account fees are deducted directly from the account holder and recognized when deducted. The AUM fees are also deducted directly from the account holder and recognized when deducted. RIA fees are the marketing or distribution fees the Company receives from a mutual fund and are recognized when earned.

Annual fees are amortized to income over a period of twelve months. The portion of fee income relating to future periods is recorded as unearned income in the accompanying balance sheets.

Risks and uncertainties - The Company operates in a highly competitive industry that is subject to intense competition, government regulation and rapid technological change.  The Company’s operations are subject to significant risk and uncertainties including financial, operational, technological, regulatory and other risks associated with an emerging business, including the potential risk of business failure.

Concentrations of credit risk - Accounts which potentially subject the Company to concentrations of credit risk consist of cash, cash and cash equivalents. The Company considers all highly liquid instruments with an original purchased maturity of three months or less to be cash equivalents. The Company maintains its cash and equivalents at insured financial institutions. The balances of which, at times, exceeded the FDIC insured limits.  Management believes the risk of loss is minimal. In addition, we have a limited number of revenue based relationships that exposes us to concentrations in the volume of business transacted. As of and for the eight months ended December 31, 2011 we had one major customer that represented 17% of revenue and 56% of our receivables as of that date.

Investment in marketable securities - The Company determines the appropriate classification of its investment in marketable equity securities at the time of purchase and reevaluates such designation at each balance sheet date.  The Company’s investment in marketable securities has been classified and accounted for as trading securities based on management’s investment intentions relating to these securities. Unrealized losses in the Company’s investments are not material at December 31, 2011 and April 30, 2011.

Fair value of financial instruments - The Company's financial instruments consist of cash, investments and notes payable. Management estimates that the fair value of the notes payable does not differ materially from the aggregate carrying value of these financial instruments recorded (at cost) in the accompanying balance sheet.  We have financial assets and liabilities, not required to be measured at fair value on a recurring basis, which primarily consist of cash, receivables, payables, and debt. The carrying value of cash, receivables, payables approximate their fair values due to their short-term nature.  For investment securities, the fair values were based on quoted market prices, when available.   Considerable judgment is required in interpreting market data to develop the estimates of fair value and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Fair value measurements - The Company measures fair value under a framework that utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements).

The three levels of inputs which prioritize the inputs used in measuring fair value are:

Level 1: Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets that the Company has the ability to access.

Level 2: Inputs to the valuation methodology include:

•	Quoted prices for similar assets or liabilities in active markets;
•	Quoted prices for identical or similar assets or liabilities in inactive markets;

•	Inputs other than quoted prices that are observable for the asset or liability;
•	Inputs that are derived principally from or corroborated by observable market data by correlation or other means.

If the asset or liability has a specified (contractual) term, the level 2 input must be observable for substantially the full term of the asset or liability.

Level 3: Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The assets or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

When the Company changes its valuation inputs for measuring financial assets and liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new inputs used.  The Company recognizes these transfers at the end of the reporting period that the transfers occur.  For the fiscal periods ended December 31, 2011 and April 30, 2011, there were no significant transfers of financial assets or financial liabilities between the hierarchy levels.

Property and equipment - Property and equipment are stated at cost less accumulated depreciation and amortization.  The Company provides for depreciation and amortization using the straight-line method over the estimated useful lives of the related assets, which range from three to five years. Maintenance and repair costs are expensed as they are incurred while renewals and improvements which extend the useful life of an asset are capitalized.  At the time of retirement or disposal of property and equipment, the cost and related accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is reflected in the results of operations.

The carrying value of property and equipment is periodically reviewed by management, and impairment losses, if any, are recognized when the expected non-discounted future operating cashflows derived from such assets are less than their carrying values.

Stock-based awards - The Company measures the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. The Company estimates the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s statement of operations.  The forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the fiscal periods ended December 31, 2011 and April 30, 2011, the Company’s estimated forfeiture rate is 0% based on the Company’s historical experience. There were 1,495,000 stock options granted during the period ended December 31, 2011 and no stock options granted during the year ended April 30, 2011.

During the fiscal periods ended December 31, 2011 April 30, 2011, the Company granted stock warrants to investors and lenders as discussed in Note 10. The fair value of stock warrants issued in conjunction with the issuance of common stock is recorded against common stock as stock issuance cost. The fair value of stock warrants issued in conjunction with notes payable is recognized as a discount on the related debt and amortized to interest expense over the term to maturity.

The fair value of stock-based awards to employees and directors is calculated using the Black-Scholes-Merton pricing model.  The Black-Scholes-Merton model requires subjective assumptions regarding future stock price volatility and expected time to exercise, which greatly affect the calculated values.  The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior.  The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the pricing term of the grant effective as of the date of the grant.  The expected volatility is based on the historical volatility of the common stock of comparable publicly traded companies.  In making this determination and finding another similar company, the Company considered the industry, stage of life cycle, size and financial leverage of such other entities.  These factors could change in the future, affecting the determination of stock-based compensation expense in future periods.

Off-balance sheet arrangements - We have no off-balance sheet arrangements.

Income taxes - The Company accounts for deferred income taxes on the asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

 Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will not be realized.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  As of December 31 and April 30, 2011,the Company had no unrecognized tax benefits, and the Company had no positions which, in the opinion of management, would be reversed if challenged by a taxing authority.

The Company’s evaluation of tax positions was performed for those tax years which remain open to audit.  The Company may, from time to time, be assessed interest or penalties by the taxing authorities, although any such assessments historically have been minimal and immaterial to the Company’s financial results.  In the event the Company is assessed interest and/or penalties, such amounts will be classified as income tax expense in the financial statements.

Recently issued accounting pronouncements - The Company has adopted all accounting pronouncements effective before December 31, 2011 which are applicable to the Company.

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

The entity is also required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of comprehensive income are presented.  The amendments in this update should be applied retrospectively, and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.

In September 2011, the FASB issued an accounting update that gives companies the option to make a qualitative evaluation about the likelihood of goodwill impairment. Companies will be required to perform the two-step impairment test only if it concludes that the fair value of a reporting unit is more likely than not less than its carrying value. The accounting update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We did not early adopt this guidance and do not believe our adoption of the new guidance in 2012 will have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2011, the FASB issued an accounting update that will add new disclosure requirements for entities with recognized financial instruments that are appropriately offset on the balance sheet or that are subject to a master netting arrangement. The accounting update is effective for periods beginning on or after January 1, 2013 with retrospective presentation. We do not believe this guidance will have a material impact on our presentation and disclosure.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, could have a material effect on the accompanying financial statements.

Net income (loss) per share - The basic earnings (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similarly to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of December 31, 2011 April 30, 2011, there were 3,995,423 and 14,069,526 shares of potentially dilutive securities outstanding, respectively.  As the Company reported a net loss for the periods ended December 31 and April 30, 2011 none of the potentially dilutive securities were included in the calculation of diluted earnings per share since their effect would be anti-dilutive for that reporting period.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of December 31 and April 30, respectively:

	Estimated Useful Life	Dec 31	April 30
Computers & office equipment	5 years	$455,100	$442,900
Office furniture & fixtures	5 years	43,300	43,300
Less accumulated depreciation		(481,200)	(478,400)
Property & Equipment (net)		$17,200	$7,800

Current depreciation expense		$2,800	$48,700

NOTE 4 - reclassification adjustments

The Company has determined it is not a custodian of client funds through its updated interpretation of accounting principles generally accepted in the United States of America. Accordingly, we reclassified April 30, 2011 reported assets of $81,438,300 and the corresponding liability of a like amount to conform to the presentation on the December 31, 2011 balance sheet. The result was to reduce reported assets from $81,823,000 to $384,700 and reported liabilities from $82,927,900 to $1,489,600. Other amounts have also been reclassified to conform to the current presentation. The reclassifications had no effect on the Company’s stockholders’ deficit, net loss, or cash flows from operating activities for the year ended April 30, 2011.

NOTE 5 – ACCRUED EXPENSES

Accrued expenses consists of the following as of December 31 and April 30, respectively:

	Dec 31	April 30
Accrued vacation	$148,500	$117,300
Accrued advisory fees	204,500	-
Accrued federal penalties and related interest	139,300	100,000
Other	10,600	14,300
Total	$502,900	$231,600

NOTE 6 - RELATED PARTY DEBT

Related party debt consists of the following as of December 31 and April 30 respectively:

	Dec 31	April 30
Accrued expenses	$645,500	$705,200
Accrued interest	15,200	700
Note payable to related parties bearing interest at 8%
at 10% with the entire principal due April, 2013	200,000	200,000
Total	860,000	905,900
Less current portion	(660,700)	(705,900)
Due after one year	$200,000	$200,000

NOTE 7 – CONVERTIBLE NOTE

In November, 2011 we issued a convertible promissory note. The note was issued with an original issue discount of $60,000 and is due August 16, 2012. The initial conversion rate is $0.37 per common share. The face value and cash proceeds of the note at December 31, 2011 were $750,000 and $663,800, respectively.

As part of the transaction, the Company issued the investors five-year warrants to purchase 750,000 shares of its common stock at $0.37 per share.  These warrants were valued at $149,700 utilizing the Black-Scholes option pricing model utilizing the following assumptions: risk free rate of 2.5%; expected volatility of 85%; expected dividend of $0; and expected life of five years.

In recording the transaction, the Company allocated the value of the proceeds to the note and warrants based on their relative fair values.  In doing so, it determined that the note contained a beneficial conversion feature since the fair market value of the common stock issuable upon conversion of the note (determined on the note issuance date) exceeded the value allocated to the note. The note is convertible into 2,027,027 shares of common stock, which at the market price of $1.08 per share on date of issuance valued the note at $2,189,200.  The difference between the market value of the shares issuable upon conversion and the value allocated to the note was considered to be the value of the beneficial conversion feature. The relative value of the warrants ($149,740) and the beneficial conversion feature ($600,300) were limited to the proceeds of the note.

The value of the beneficial conversion feature and the value of the warrants were recorded as a discount to the note which is to be amortized over the term of the note using the effective interest method. In addition, the Company incurred costs of approximately $112,500 relative to the note offering.  These costs were capitalized as deferred loan costs and are also being amortized over the term using the effective interest method.  Amortization of these deferred loan costs, warrants and beneficial conversion feature of $127,900 was included in interest expense during the fiscal period ended December 31, 2011.

The carrying value of the note as of December 31 is as follows:

Face amount of note due August 16, 2012	$750,000
Unamortized discount	(638,500)
Carrying value	$111,500

The note contains customary negative covenants for loans of this type, including limitations on the Company’s ability to incur indebtedness, issue securities, make loans and investments, make capital expenditures, dispose of assets and enter into mergers and acquisition transactions. Events of default under the Note are described below and include breaches of the Company’s obligations under the Note and other agreements relating to the transaction, certain defaults under any other indebtedness of at least $50,000 and certain bankruptcy events. Upon an event of default, all outstanding principal plus all accrued and unpaid interest become immediately due and payable. As of December 31, 2011, the Company is not in default on any of its debt covenants.

Material Events that would cause default under the note include:

•	dissolution or discontinuance of business
•	any representation or warranty under the financing documents that is untrue or incorrect in any material respect
•	certain events such as bankruptcy or assignment assets for the benefit of creditors
•	the commencement of any proceeding for renegotiating indebtedness not resolved within 90 days

•	failure to pay principal or any premium on any note when due;
•	failure to maintain the required reservation of additional shares of authorized common stock;

NOTE 8- RELATED PARTY NOTES RECEIVABLE AND SUBSCRIPTIONS RECEIVABLE

Related party notes receivable and subscriptions receivable consist of the following as of December 31 and April 30, respectively:

	Dec 31	April 30
Five notes receivable from current and former officers
carrying interest at 4% and due August 2014
issued upon subscription of 17,160,576 shares of common stock	$317,427	$-
Employee advances converted to a note receivable carrying
interest at 4% due September, 2013	83,900	40,200
Total	401,327	40,200
Less amounts carried as reduction of paid-in capital	(317,427)	-
Total	$83,900	$40,200

NOTE 9 – PREFERRED AND COMMON STOCK

Preferred Stock may be divided into such number of series as the Board of Directors may determine. The Board of Directors is authorized to determine and alter the rights, preferences, privileges, and restrictions granted to or imposed upon any wholly unissued series of preferred shares, and to fix the number of shares and the designation of any series of preferred shares. The Board of Directors may increase or decrease (but not below the number of shares of such series then outstanding) the number of shares of any wholly unissued series subsequent to the issue of those shares. There are no shares of Preferred Stock currently issued and outstanding.

During the period from April 30, 2011 through August 22, 2011, the Company, Inc. sold 931,223 shares of common stock for $313,500.

On August 15, 2011, the board of directors approved the sale of common stock to certain officers and related parties totaling 17,160,576 shares. These shares carry the following restrictions:

•	50% of the purchased shares cannot be sold for a minimum of 12 months from the purchase date and the remaining 50% of the purchased shares cannot be sold for a minimum of 18 months from the purchase date (the “Restricted Period”),
•	the holders of such shares have no right to receive any dividends should they be paid on such purchased shares of common stock until the restrictions in clause (i) above are lifted, and
•	the Company retains the right to re-purchase the purchased shares from such persons at the original purchase price if:
○	the Company’s revenue does not increase by 25% over the Restricted Period and
○	assets held on the platform do not increase by 50% over the Restricted Period.

Each of said purchasers subject to these restrictions signed a note payable to the Company in the amount of each individual's total purchase price ($0.0185 per share (post-Merger)), or $317,427.

Additionally and pursuant to these stock purchases, each of said purchasers who had previously owned any options or warrants for shares of the Company’s common stock agreed to cancel any and all such outstanding warrants or options, held by such purchaser, effective as of August 15, 2011. The Company recorded an expense of $5,459,700, or $0.318 per share, which is the difference between the fair market value of the stock on the date of issuance, $0.337 and $0.019.

Effective August 23, 2011, Nine Mile Software, Inc. acquired SaveDaily.com, Inc. in a reverse triangular merger and issued 33,000,000 shares of Nine Mile common stock to the shareholders of SaveDaily.com, Inc. As part of the Merger, the Company also issued 1,600,000 shares related to the conversion of Nine Mile liabilities and 775,000 shares to Nine Mile shareholders net of the cancellation of 100,000 shares. Prior to the Merger, Nine Mile had 699,556 shares outstanding.

On August 24, 2011 the Company issued 1,700,000 shares of common stock to a consultant pursuant to a consulting agreement. These shares were valued at $0.50 per share or $850,000, which was the market price at the time of issuance and expensed as general and administrative expenses.

On September 7, 2011 we granted to certain of our employees and consultants 6,000,000 shares of common stock pursuant to our 2011 Equity Incentive Plan adopted by shareholders in August 2011. The fully vested shares were valued at $0.30 per share, which was the market price at the time of issuance and expensed as general and administrative expenses.

In September 2011, the Company completed a private placement of 519,335 shares of common stock to accredited investors at a subscription price ranging from $0.364 to $0.50 per share for total gross proceeds of $230,000.

NOTE 10 – 2011 EQUITY INCENTIVE PLAN

On August 11, 2011, the Board of Directors of the Company adopted the Company’s 2011 Equity Incentive Plan. On or about the same time, the shareholders of the Company approved the adoption of the Plan. The purpose of the Plan is to promote the long-term success of the Company and the creation of stockholder value by offering Participants the opportunity to share in such long-term success by acquiring a proprietary interest in the Company. The Plan seeks to achieve this purpose by providing for discretionary long-term incentive Awards in the form of Options (which may be Incentive Stock Options or Nonstatutory Stock Options), Stock Appreciation Rights, Stock Grants, Restricted Stock Units and Cash Bonus Awards. The aggregate number of Shares reserved for Awards under the Plan is 10,000,000. On September 7, 2011, we granted to certain of our employees and consultants 6,000,000 shares of common stock valued at $1.8 million. (See Note 9).

Options - In addition to the stock awards, we also granted 1,495,000 options under the plan. One third of those options vested in 2011 while the balance vests ratably over 2012 and 2013. A summary of option activity under the current and previous plans is as follows:

	All Plan & Non-Plan Compensatory Type Options
	Shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value*

Options outstanding at April 30, 2010	5,120,036	$0.18
Granted	-	$0.00
Exercised	-	$0.00
Lapsed	(70,266)	$1.03
Options outstanding at April 30, 2011	5,049,770	$0.17	4.2	$0
Granted	1,495,000	$0.12
Exercised	-	$0.00
Lapsed	(5,022,739)	$0.17
Options outstanding at December 31, 2011	1,522,031	$0.13	4.9	$1,353,609
Options exercisable at December 31, 2011	614,532	$0.11	4.8	$536,860

* Amount by which the fair value of the stock at the balance sheet date exceeds the exercise price

The following table summarizes information relating to currently outstanding and exercisable stock options as of December 31, 2011:

	Options Outstanding			Options Exercisable
Range of exercise prices	Shares	Weighted average exercise price	Weighted average remaining life in months	Shares	Weighted average exercise price
$ 0.65-$ 0.77	27,031	$0.72	21.5	27,031	$0.72
$ 0.11-$ 0.15	1,495,000	$0.12	59.3	587,501	$0.12
Total Options	1,522,031			614,532

The Company used the Black-Scholes option pricing model in valuing options and warrants. The inputs for the valuation analysis of the options and warrants include the market value of the Company’s common stock, the estimated volatility of the Company’s common stock, the exercise price and the risk free interest rate. As of December 31, 2011, total unrecognized compensation expense related to nonvested share-based compensation arrangements was $855,600. This expense is expected to be recognized over a weighted-average period of 1.4 years.

The key inputs in determining grant date fair value for the period ended December 31, 2011 are as follows:

Risk-free interest rate	3.25%
Dividend yield	0.00%
Expected volatility	85%
Expected term (in years)	5.0
Weighted average grant date fair value of options granted during the period	$0.94

During fiscal 2011, a valuation allowance was recorded against substantially all of our net deferred tax assets, including those generated by the stock-based compensation expense related tax benefits.

Warrants - During the eight months ended December 31, 2011, the Company granted warrants to investors to purchase 852,480 shares of common stock at an exercise price of $0.37 per share. 750,000 of those warrants were granted as a loan inducement in connection with the issuance of a $750,000 convertible note. The value of the inducement warrants was $149,740. 102,480 warrants were granted as part of a unit offering of our common stock therefore their fair value was considered a component of the proceeds.

During the year ended April 30, 2011, the Company granted warrants to investors to purchase 519,821 shares of common stock at an exercise price of $0.364 per share in connection with the purchase of the Company’s common stock. The total value of warrants granted during the year ended April 30, 2011 was $68,700 and was recorded against common stock as an issuance cost.

The following is a status of the warrants outstanding at December 31 and April 30 2011 and the changes during the years then ended:

	All Plan & Non-Plan Warrants
	Shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value*

Warrants outstanding at April 30, 2010	8,641,578	$0.39
Granted	519,821	$0.33
Exercised	-	$0.00
Lapsed	(141,641)	$0.46
Warrants outstanding at April 30, 2011	9,019,758	$0.38	4.2	$-
Granted	852,480	$0.37
Exercised	-	$0.00
Lapsed	(7,695,887)	$0.36
Warrants outstanding at December 31, 2011	2,176,351	$0.46	5.1	$1,264,958
Warrants exercisable at December 31, 2011	2,176,351	$0.46	5.1	$1,264,958

* Amount by which the fair value of the stock at the balance sheet date exceeds the exercise price

	Warrants Outstanding			Warrants Exercisable
Range of exercise prices	Shares	Weighted average exercise price	Weighted average remaining life in months	Shares	Weighted average exercise price
$ 0.01-$ 0.40	1,075,261	$0.36	45.1	1,075,261	$0.36
$ 0.41-$ 4.00	1,101,090	$0.52	35.1	1,101,090	$0.52
Total Warrants	2,176,351			2,176,351

NOTE 11 - INCOME TAXES

The Company has approximately $13.2 million in available net operating loss carryovers available to reduce future income taxes. These carryovers expire at various dates through the year 2032. The Company has adopted ASC 740 which provides for the recognition of a deferred tax asset based upon the value the loss carry-forwards will have to reduce future income taxes and management's estimate of the probability of the realization of these tax benefits. We have determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against our entire net deferred tax asset of approximately $7.8 million.

Future utilization of currently generated federal and state NOL and tax credit carry forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation may result in the expiration of NOL and tax credit carry-forwards before full utilization.

 The Company determines whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position.  If the more-likely-than-not threshold is met, the Company measures the tax position to determine the amount to recognize in the financial statements.  The Company performed a review of its material tax positions in accordance with these recognition and measurement standards. The Company has concluded that there are no significant uncertain tax positions requiring disclosure, and there are not material amounts of unrecognized tax benefits.

The difference between the Company's "expected" tax provision (benefit), as computed by applying the U.S. federal corporate tax rate of 34% to loss before provision for income taxes, and actual tax is reconciled as follows:

	%	%
	Dec	April
Statutory U.S. federal income tax rate	34.0	34.0
State tax benefit	-	0.7
Permanent non-deductible differences	(0.6)	(0.5)
Equity based compensation differences	(30.1)	0.0
Deferral of accruals	0.0	(5.8)
Change in valuation allowance	(3.3)	(28.4)
Effective federal income tax rate	0.0	0.0

Deferred tax assets and liabilities are determined based on the difference between financial statement and tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. The components of the current and deferred provision at December 31 and April 30 were as follows:

	Dec 31	April 30
Currently payable:
Federal	$-	$-
State	2,300	800
Total currently payable	2,300	800
Deferred:
Federal	4,623,000	4,226,107
State	1,202,000	1,098,788
Total deferred	5,825,000	5,324,895
Less increase in allowance	(5,825,000)	(5,324,895)
Net deferred	-	-
Total income tax provision (benefit)	$2,300	$800

	Dec 31	April 30
Individual components giving rise to the deferred tax assets are as follows:
Future tax benefit arising from net operating loss carryovers	5,665,400	5,242,040
Future tax benefits arising from accrued expenses	159,600	82,855
Total	5,825,000	5,324,895
Less valuation allowance	(5,825,000)	(5,324,895)
Net deferred	$-	$-

The Company files income tax returns in the U.S. federal jurisdiction and two state jurisdictions. The Company is no longer subject to U.S. federal, state, and local income tax examinations by tax authorities for years before April 30, 2009.

NOTE 12– COMMITMENTS AND CONTINGINCIES

Commitments:

Facilities: Our operations are conducted at our corporate offices located in Seal Beach, CA. The Company leases this facility under an operating lease agreement that expires on April 30, 2012 and requires monthly payments of $6,195. Future minimum payments under this non-cancellable operating lease for the year ending December 31, 2012 are $24,780. We paid $46,308 and $80,002 respectively under this agreement for periods ended December 31, 2011 and April 30, 2011.

Legal Proceedings:

Qualified Investors LP Lawsuit. On September 7, 2011, Qualified Investors LP (“QILP”), filed a complaint in Superior Court for Orange County, California (the “QILP Complaint”) against SaveDaily.Com, Inc., the Company’s wholly-owned subsidiary (the “Subsidiary”) alleging that the Subsidiary had breached its payment obligations under a marketing agreement between QILP and the Subsidiary. The Subsidiary filed a demurrer to the QILP Complaint, asserting that the terms of the marketing agreement required that any dispute arising in connection with the marketing agreement be submitted to binding arbitration. On November 8, 2011, QILP filed an amended complaint acknowledging and agreeing that the dispute be referred first to mediation and thereafter to binding arbitration should mediation not be successful. Additionally, on September 13, 2011, QILP filed an application for a writ of attachment against the Subsidiary’s assets. In that QILP has now agreed to submit the matter to binding arbitration, the Subsidiary has asked that QILP withdraw its application for a writ of attachment. Both parties have agreed to arbitration in 2012. The initial arbitration date is pending. The Company believes that a loss in this dispute is not probable and therefore has not recorded an accrual. In addition, the Company does not believe there is a reasonable possibility of a material loss from this dispute. Additionally, although Jeffrey Mahony, the Company’s Chief Executive Officer and a director of the Company, and Ken Carroll, a director of the Company, each own 20% of QILP, they do not control QILP or the maintenance of the QILP Complaint against the Subsidiary.

McGaughy Lawsuit. On September 7, 2011, Melvin McGaughy (“McGaughy”) filed a complaint in United States District Court, Central District of California (the “McGaughy Complaint”) against Harry S. Dent, Jr. (“Dent”) for breach of personal guaranty. Dent is a director of the Company, the chairman of the Board of Directors of the Company and a shareholder in the Company. In the McGaughy Complaint, McGaughy alleges that Dent has failed to make payments under a guaranty of certain Company indebtedness that Dent provided to McGaughy on or before February 1, 2006. Neither the Company nor its subsidiary is a party to the McGaughy Complaint. A motion to dismiss the McGaughy Complaint was filed by Dent on October 14, 2011. The Company is currently paying the costs of the defense of the McGaughy Complaint and the Company does not believe that it has any liability to McGaughy or to Dent in the event that McGaughy is successful in his litigation against Dent. Additionally, the Company believes that the payment by the Company of Dent’s legal fees and expenses is not material.

NOTE 13– LIQUIDITY

The Company has experienced annual operating losses since 1999. As of December 31, 2011 the Company had a negative working capital of $974,300 and a stockholders’ deficit of $1,049,300. During the eight months ended December 31, 2011 net cash used by operations was $810,200. Also during the eight months ended December 31, 2011 the Company added new management with extensive financial services experience and anticipates increased penetration of existing accounts and a growing pipeline of prospective new accounts. In March 2012 the Company also entered into a Financing and Security agreement. Under the agreement SaveDaily may receive up to $3,000,000 with an initial draw of $1,250,000 based upon certain terms and conditions. The initial draw was received in early April 2012. This financing allowed the company to retire the $750,000 convertible note due in August 2012 and should provide sufficient additional funds to support its current operations and maintain liquidity through 2012.

NOTE 14 – SUBSEQUENT EVENTS

On March 28, 20 12, we entered into a financing and security agreement (the “Financing Agreement”), pursuant to which the lender agreed to fund up to $3,000,000, $1,250,000 of which was funded as of April 13, 2012. The Lender has the option to provide up to $l,750,000 of additional financing (the “Additional Financing”) by purchasing additional Notes. In connection with the Financing Agreement, we executed a convertible senior secured promissory note, with interest accruing thereunder at the rate of six percent (6%) per annum, in favor of the lender. As security for its obligations under the Financing Documents the Company granted the Lender a first priority security interest in all of the Company’s assets. This financing allowed the company to retire the $750,000 convertible note due in August 2012. We also entered into a bridge Financing Note for $100,000 which was retired upon receipt of the new funding. On February 1, 2012 we sold 53,333 shares of common stock for $30,000.

NOTE 15 – TRANSITION PERIOD COMPARATIVE DATA

The following table presents certain financial information for the eight months ended December 31, 2011 and 2010, respectively:

	8 Months Ended December 31,
	2011	2010
		(unaudited)

Revenues for services	$673,600	$592,900
Costs Applicable to Revenue for services	43,300	-
Gross Profit	630,300	592,900
Operating Expense
General and administrative expenses	1,711,700	876,900
Professional fees	1,541,000	-
Equity compensation expense	7,044,400	-
Total Operating Expenses	10,297,100	876,900
Loss From Operations	(9,666,800)	(284,000)
Other Income (expense)
Forgiveness of debt	5,800	-
Interest (expense)	(138,800)	(130,100)
Loss before Income Taxes	(9,799,100)	(414,100)
Income Taxes	2,300	700
Net Loss	$(9,801,400)	$(414,800)
Net Loss Per Common Share	$(0.32)	$(0.04)
Weighted Average Common Shares Outstanding	30,641,771	11,000,000

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of December 31, 2011. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports submitted under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, including to ensure that information required to be disclosed by the Company is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Management's Annual Report on Internal Control over Financial Reporting.

We are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for smaller reporting companies under Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2011, our internal control over financial reporting was effective.

(c)    Changes in internal controls over financial reporting.

The Company’s Chief Executive Officer and Chief Financial Officer have determined that there have been no changes, in the Company’s internal control over financial reporting during the period covered by this report identified in connection with the evaluation described in the above paragraph that have materially affected, or are reasonably likely to materially affect, Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and ages of our current directors and executive officers, and the principal offices and positions with us held by each person.  Our executive officers are appointed by our Board of Directors.  Our directors serve until the earlier occurrence of the appointment of his or her successor at the next meeting of stockholders, death, resignation or removal by the Board of Directors.  There are no family relationships among our directors and executive officers.

Appointment of New Directors

In connection with the Merger, we appointed four new directors to our Board of Directors. Furthermore, concurrent with the closing of the Merger, Mr. Damon Deru, our sole director prior to the Merger and acting Chief Executive Officer and Chief Financial Officer of Nine Mile, resigned from these positions. Immediately following the resignation of Mr. Deru, Mr. Jeffrey Mahony was appointed Chief Executive Officer, Mr. Gregory Vacca was appointed President, Ms. Pauline Schneider was appointed Chief Financial Officer (succeeded by Michael Cronin in February, 2012) and Mr. Ken Carroll was appointed Secretary, respectively, of SaveDaily, Inc.

Directors and Executive Officers

Set forth below is information regarding our current directors and executive officers.  The directors are elected by the stockholders.  The executive officers serve at the pleasure of the Board of Directors.

Name	Age	Position
Jeff Mahony	46	Director and Chief Executive Officer
Harry Dent, Jr.	62	Director and Chairman of the Board
Greg Vacca	62	Director and President
Ken Carroll	47	Former Chief Financial Officer, Director and Secretary
Michael F. Cronin	56	Chief Financial Officer

Harry Dent Jr., Chairman of the Board Directors, Chief Strategic Officer

Harry S. Dent, Jr. is widely recognized as a leading expert on the business impact of economic, technological and demographic trends in society. A renowned investment strategist and international best-selling author, Mr. Dent also advises the AIM/Dent Demographic Trends Fund and the Van Kampen Roaring 2000s Unit Investment Trust, and manages the Dent Strategic Sector Fund. Earlier in his career, Mr. Dent was a consultant with Bain & Company, a leading international consulting firm.  While at Bain, he counseled business strategy for Fortune 100 companies. He has been chief executive officer of several entrepreneurial growth companies, and currently is a member of advisory boards of several financial services companies.  Mr. Dent received his MBA from Harvard Business School, where he was a Baker Scholar and an elected member of the Century Club, for leadership excellent.

Jeffrey W. Mahony, Director and Chief Executive Officer

An executive with more than 17 years experience in Internet strategy development and large scale project management for financial trading systems, Jeff Mahony is the company’s Chief Executive Officer and a founding member of SaveDaily. Prior to joining SaveDaily, Mahony served as Founder, President and Chief Executive Officer of the Jeda Group, an Internet strategy firm serving small and middle-market financial companies. He has also worked with TRW’s Space and Defense Sector to Smart Technologies, a start-up focused on financial modeling using predictive algorithms.  Mr. Mahony is a graduate of the University of California, Los Angeles with a Bachelor’s Degree in Cognitive Science.

Gregory D. Vacca, Director, President and Chief Business Development Officer

Greg Vacca joined SaveDaily as the Chief Business Development Officer in May 2011.  From November 2009 until May 2011 he was Vice President, Region Manager for US Bancorp Investments.  From October 2007 until November 2009, Mr. Vacca was the President/CEO of WiFiMed Holdings, a company that acquired JMJ Technologies where he had been President/CEO since July 2006.  Mr. Vacca’s financial services experience includes senior management positions with First Nationwide/CalFed Investments where he served as Senior Vice President Insurance/Business Banking Manager from June 1994 until January 2003.  Overlapping his time with CalFed Investments, Mr. Vacca, as Principal of Vacca Insurance Services, consulted to insurance companies, broker/dealers and financial institutions for the sale of insurance and investment products between 2000 and July 2006.  During that time, he was a Principal/Founder of the CoreLink Group which provided a trading platform for investment representatives in financial institutions.   His industry service includes Director/President of the Financial Institutions Insurance Association (1995-2002), President/Director of the Bank Insurance and Securities Association (2002-2006) and Trustee for the National Association of Insurance and Financial Advisors (2002-2003).

He holds the designations of Certified Financial Planner, CFP® and Chartered Life Underwriter, CLU.  He is a graduate of University of California, Irvine with a Bachelor's degree in Biological Sciences. He also received the Master of Divinity degree from the San Francisco Theological Seminary and is a retired Presbyterian minister and US Army Reserve Chaplain (LTC Ret.) (24 years, Desert Storm veteran). His current community service is as Trustee of the Los Ranchos Presbytery since December 2010 and Director of the Orange County Interfaith Shelter since about June 2009.

Kenneth P. Carroll, Director

Ken Carroll is a founding member of SaveDaily and served as Chief Financial Officer for SaveDaily from 1999 to June 2011. From 1997 to 1999, Mr. Carroll served as Chief Financial Officer and Vice President of Operations for BKM Total Office of California, a distribution company with $85 million in annual revenue. Prior to BKM Total Office, Mr. Carroll worked with Steelcase Inc., Peterson Consulting, LLP, in Los Angeles, and as a development consultant for Prudential Real Estate Affiliates.  Mr. Carroll holds a Master’s Degree in Finance from the University of Southern California, as well as a Bachelor’s Degree in Economics from the University of California, at Irvine.

Michael F. Cronin, CPA, Chief Financial Officer

Mr. Cronin was a principal in a Florida-based accounting and auditing firm, registered with the Public Company Accounting Oversight Board, which provided public companies with auditing, SEC disclosure and other financial consulting services. Previously, Mr. Cronin was the CFO and Director of Operations for Ultimate Franchise Systems, Inc., a publicly traded company with over $60 million in revenues. Mr. Cronin is a CPA, has an M.S. in Accounting from the University of Central Florida and a B.S. in Accounting from St. John Fisher College of Rochester, NY.

Board of Directors

Our Board of Directors is currently composed of four members.  We have no independent directors.  Mr. Dent, Jr. has been elected as the Chairmen of the Board of Directors. In such capacity, he is responsible for presiding at the meetings of the Board of Directors or at meetings of committees of the Board of Directors.

Board Committees

As of this date, our Board of Directors has not appointed an audit committee, compensation committee or nominating/corporate governance committee.  We are not currently required to have such committees. Accordingly, we do not have an “audit committee financial expert” as such term is defined in the rules promulgated under the Securities Act and the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). The functions ordinarily handled by these committees are currently handled by our entire Board of Directors. Our Board of Directors intends however to review our governance structure and institute board committees as necessary and advisable in the future, to facilitate the management of our business.

Board Meetings and Committees

Directors may be paid their expenses, if any, of attendance at a meeting of the Board of Directors, and may be paid a fixed sum for attendance at each meeting of the Board of Directors or a stated salary as director. No such payment shall preclude any director from serving SaveDaily in any other capacity and receiving compensation therefore except as otherwise provided under applicable law.

The Board of Directors may designate from among its members one or more committees. SaveDaily does not currently have an audit committee, compensation committee or nominating/corporate governance committee, but it intends to appoint such committees within 90 days after the closing of the Merger.

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth information regarding all forms of compensation received by the named executive officers during the fiscal periods ended December 31, 2011 and April 30, 2011, respectively:

Name & Principal Position	Period (3)	Base Salary	Bonus	Stock Awards*	Option Awards*	Non-Equity Incentive Plan Compensation Earnings	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation (4)	Total
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Jeff Mahony	2011 (D)	$144,000	$-	$365,090	$-	$-	$-	$25,255	$534,345
CEO	2011 (A)	225,500	-	-	-	-	-	-	$225,500
Greg Vacca	2011 (D)	144,000	-	109,410	260,838	-	-	-	$514,248
President	2011 (A)	-	-	-	-	-	-	-	$-
Ken Carroll	2011 (D)	-	-	191,197	-	-	-	-	$191,197
CFO	2011 (A)	86,250	-	-	-	-	-	-	$86,250

(1)  The amounts in column (e) reflect the aggregate grant date fair value with respect to employee stock awards.

(2) The amounts in column (f) reflect the aggregate grant date fair value with respect to employee stock options and warrants vested during the respective fiscal years in accordance with ASC Topic 718.

(3) “D” for the eight month transition period ended December 31, 2011 and “A” for the fiscal year ended April 30, 2011

(4) Deferred compensation

Stock Option Plans

In August, 2011 the Board approved the 2011 Stock Option Incentive Plan under which employees and directors of the Company are eligible to receive grants of stock options.  The Company reserved a total of 10,000,000 shares of common stock under the Plan.  These options are non-qualified and the underlying shares have not been registered with the SEC. The Company’s executive management administers the plan.  The Board has full and final authority to select the individuals to whom options will be granted, to grant the options, and to determine the terms and conditions and the number of shares issued pursuant thereto.

Outstanding Equity Awards to Officers and Directors at December 31, 2011:

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	Number of Unearned Shares, Units or Rights That Have Not Vested	Market or Payout Value of Unearned Shares, Units or Rights That Have Not Vested
(a)	(b)	(c)	(d)	(e)	(h)	(i)
Jeff Mahony	-	-	-	-	-	-
Greg Vacca	276,667	553,333	$0.12	12/9/2016	-	-
Ken Carroll	-	-	-	-	-	-

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents certain information regarding the beneficial ownership of all shares of common stock at April 12, 2012 for each executive officer and director of our Company and for each person known to us who owns beneficially more than 5% of the outstanding shares of our common stock.  The percentage ownership shown in such table is based upon the 44,347,224 shares that were issued and outstanding on April 12, 2012 and ownership by these persons of options or warrants exercisable within 60 days of such date.

	Number of	Percent of
	Shares of	Shares of
	Common	Common
	Stock	Stock
	Beneficially	Beneficially
Name of Beneficial Owner and Address (1)	Owned (2)	Owned (2)

Harry Dent, Chairman	9,530,424	21.5%
Jeff Mahoney, Director and Chief Executive Officer	7,812,458	17.6%
Matt Nunez	7,812,459	17.6%
Ken Carroll, Director	4,091,249	9.2%
James Nichols	2,276,506	5.1%
Greg Vacca, Director and President	1,013,438	2.3%
All directors and executive officers and 5% owners as a group (6 persons)	32,536,534	73.4%

(1)	Unless otherwise indicated, the address of the beneficial owner will be c/o SaveDaily, Inc., 3020 Old Ranch Parkway, Suite 140, Seal Beach, California 90740.
(2)	The amounts of beneficial ownership are based on the completion of the Merger and after giving effect to the return and cancellation of 100,000 shares of common stock in connection with the TradeWarrior Spin-Off and the issuance of 1,700,000 shares pursuant to the Consulting Agreement. After giving effect to these transactions we have 36,174,556 shares outstanding as of August 26, 2011. Amounts may vary slightly due to rounding.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Our chief executive officer, president, a director, a former executive officer and an employee have notes receivable outstanding with company for the purchase of equity prior to the Merger. The employee also has a note receivable outstanding with the company for expenses owed to the company.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Relationship with Independent Registered Public Accounting Firm

Our Board of Directors has responsibility for the appointment, compensation and oversight of the work of our independent registered public accounting firm, HJ Associates & Consultants, LLP.  We retained the firm of HJ Associates & Consultants, LLP as our Independent Registered Public Accounting Firm for the fiscal year ending December 31, 2011.  We have appointed HJ Associates & Consultants, LLP as our independent registered public accounting firm for our fiscal year 2012.

Audit Fees

For the fiscal years ended December 31 and April 30, 2011 the aggregate fees billed for services rendered for the audits of the annual financial statements and the review of the financial statements included in the quarterly reports on Form 10-Q and the services provided in connection with the statutory and regulatory filings or engagements for those fiscal years and registration statements filed with the SEC were $44,000 and $57,200, respectively.

Audit-Related Fees

For the fiscal years ended December 31 and April 30, 2011, there were no fees billed for the audit or review of the financial statements that are not reported above under Audit Fees.

Tax Fees

For the fiscal years ended December 31 and April 30, 2011, there were no fees billed for tax compliance services.  There was no tax-planning advice provided in the periods ended December 31 and April 30, 2011.

All Other Fees

For the fiscal years ended December 31 and April 30, 2011, there were no fees billed for services other than services described above.

Board of Directors Approval of Audit and Non-Audit Services of Independent Accountants

The Board of Directors approves all audit and non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. The independent accountants and management are required to periodically report to the Board of Directors regarding the extent of services provided by the independent accountants, and the fees for the services performed to date.

PART IV

ITEM 15.	EXHIBITS

Exhibits

Exhibit Number	Description

2.1*	Description and Plan of Merger dated August 22, 2011 (incorporated by reference to our Report on Form 8-K filed August 30, 2011)
3.1*	Agreement of Merger, filed with Secretary of State of State of California on August 23, 2011 (incorporated by reference to our Report on Form 8-K filed on August 30, 2011)
3.2*	Certificate of Incorporation of Nine Mile Software, Inc. (name changed to SaveDaily, Inc. and incorporated by reference and included as an Exhibit to Form SB-2 filed on May 17, 2007)
3.3*	Certificate of Amendment to Article of Incorporation (incorporated by reference to our Report on Form 8-K filed on August 30, 2011)
3.4*	By-laws of Nine Mile Software, Inc. (name changed to SaveDaily, Inc.and incorporated by reference and included as an Exhibit to Amendment No. 1 of From SB-2 filed on November 19, 2007
10.1*	TradeWarrior Stock Purchase Agreement dated August 26, 2011 (incorporated by reference to our Report on From 8-K filed on August 30, 2011)
10.2*	Consulting Agreement between Nine Mile Software, Inc., SaveDaily.com, Inc. and Via Alip LLC (incorporated by reference to our report on Form 10-K filed on August 30, 2011)
10.3*	2011 Equity Incentive Plan (incorporated by reference to our Report on Form 10-Q filed August 15, 2011
10.4*	Financing and Security Agreement (incorporated by reference to our Report on Form 8-K filed on April 16, 2012)
10.5*	Senior Secured Convertible Note (incorporated by reference to our Report on Form 8-K filed on April 16, 2012)
21.1	Subsidiaries of the Registrant
31.1	Certification Of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer. And Principal Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*	Incorporated by reference

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAVEDAILY, INC.

(Registrant)

Signature	Title	Date

/s/ Jeffrey W. Mahony	Director, Chief Executive Officer	April 16 , 2012
Jeffrey W. Mahony	(Principal Executive Officer)

/s/ Michael Cronin	Chief Financial Officer	April 16, 2012
Michael Cronin	(Principal Financial Officer & Principal Accounting Officer)

