Form 10-Q
period 2012-03-31
SaveDaily Inc
filed 2012-05-15
CIK 1398004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2012

or

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

Yes ☐    No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of May 7, 2012
Common Stock, $0.001 par value	44,347,224

PART  I   —   FINANCIAL INFORMATION

Item 1.                      Financial Statements

The accompanying unaudited balance sheet of SaveDaily, Inc. at March 31, 2012 and related unaudited statements of operations and cash flows for the three months ended March 31, 2012 and 2011 have been prepared by management in conformity with United States generally accepted accounting principles. As a result of the merger and reverse acquisition discussed in Note 1of the Financial Statements, the historical financial statements presented for periods prior to the acquisition date are the financial statements of SaveDaily.com, Inc., which had a fiscal year end of April 30. In connection with the merger and reverse acquisition the Company changed its fiscal year end to December 31. The common stock per share information in the financial statements for the three ended March 31, 2011 and related notes have been retroactively adjusted to give effect to the merger and reverse acquisition on August 22, 2011. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2011 financial statements included in the Report on Form 10-K filed on April 16, 2012. Operating results for the period ended March 31, 2012, are not necessarily indicative of the results that can be expected for any subsequent period.

SaveDaily, Inc.
Consolidated Balance Sheets

Assets	March 31, 2012	December 31, 2011
	(unaudited)

Current Assets
Cash	$174,900	$431,000
Accounts receivable	78,100	85,600
Deferred loan costs	57,900	96,100
Prepaid expenses and other current assets	71,000	56,800
Total current assets	381,900	669,500

Property & equipment (net)	20,200	17,200
Notes receivable	83,900	83,900
Other	25,300	23,900

Total assets	$511,300	$794,500

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts payable	$164,400	$214,100
Accounts payable-related parties	694,600	645,500
Accrued interest, related party	16,100	15,200
Other accrued expenses	701,800	502,900
Convertible debt obligations due within one year, net	465,200	111,500
Deferred income	191,600	154,600
Total current liabilities	2,233,700	1,643,800

Long-term debt-related party	200,000	200,000
Total Debt	2,433,700	1,843,800

Stockholders' Deficit:
Common stock-50,000,000 authorized $0.001 par value
44,347,224 issued & outstanding (44,293,890 in Dec)	44,400	44,300
Additional paid in capital	26,559,800	26,529,900
Unamortized deferred compensation	(748,600)	(855,600)
Subscriptions receivable-related parties	(317,400)	(317,400)
Accumulated deficit	(27,460,600)	(26,450,500)
Total Stockholders' Deficit	(1,922,400)	(1,049,300)

Total Liabilities and Stockholders' Deficit	$511,300	$794,500

 See notes to unaudited interim consolidated financial statements.

SaveDaily, Inc.
Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011

Net sales of services	$273,700	$232,700
Costs applicable to sales & revenue	17,300	15,400

Gross Profit	256,400	217,300

Selling, general & administrative expenses	869,200	307,100
Equity compensation	107,000	-
Total Operating Expenses	976,200	307,100
Income (Loss) Before Other Income & Income Taxes	(719,800)	(89,800)

Other Income (expense)
Interest (expense), Net	(289,500)	(36,600)
Income (loss) from continuing operation before income taxes	(1,009,300)	(126,400)
Income taxes	800	-
Net Income (Loss)	$(1,010,100)	$(126,400)

Basic and Diluted Net Income Per Common Share	$(0.02)	$(0.01)
Weighted Average Common Shares Outstanding (Basic)	44,320,264	11,478,028

 See notes to unaudited interim consolidated financial statements.

SaveDaily, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011

Cash Flows from Operating Activities:
Net Loss	$(1,010,100)	$(126,400)
Adjustments required to reconcile net loss to cash flows
from operating activities:
Allowance for doubtful accounts	5,600	-
Accretion of debt discount	253,700	-
Amortization of deferred loan costs	38,200	-
Amortization of deferred compensation	107,000	-
Depreciation	1,600	1,400
Changes in Operating Assets & Liabilities:
Accounts receivable	1,900	22,700
Prepaid expenses	(14,200)	22,200
Other assets	(1,400)	-
Deferred income	37,000	(25,100)
Accounts payable	(49,700)	(25,500)
Accrued expenses & related party payables	248,900	31,500
Net cash used by operating activities	(381,500)	(99,200)

Cash Flows from Investing Activities:
Notes receivable	-	(35,100)
Purchase of equipment	(4,600)	(1,200)
Net cash used by investing activities	(4,600)	(36,300)

Cash Flows from Financing Activities:
Proceeds from sale of common stock	30,000	400,000
Loan proceeds	100,000	-
Net cash provided by financing activities	130,000	400,000

Net Change In Cash	(256,100)	264,500
Cash-Beginning	431,000	85,600
Cash-Ending	$174,900	$350,100

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for:
Income taxes	$800	$-
Interest	$600	$337

See notes to unaudited interim consolidated financial statements.

SaveDaily, Inc.
Consolidated Statement of Stockholders' Equity
(unaudited)

	Common Stock		Additional Paid-In	Subscriptions	Deferred	Accumulated
	Shares	Amount	Capital	Receivable	Compensation	Deficit	Total
Balance at December 31, 2011	44,293,890	$44,300	$26,529,900	$(317,400)	$(855,600)	$(26,450,500)	$(1,049,300)
Shares issued for cash	53,334	100	29,900	-	-	-	30,000
Compensation expense recognized	-	-	-	-	107,000	-	107,000
Net Loss	-	-	-	-	-	(1,010,100)	(1,010,100)
Balance at March 31, 2012	44,347,224	$44,400	$26,559,800	$(317,400)	$(748,600)	$(27,460,600)	$(1,922,400)

See notes to unaudited interim consolidated financial statements.

SAVEDAILY, INC.

Notes to the Consolidated Financial Statements

March 31, 2012

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

The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of March 31, 2012 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 2011 audited financial statements which can be found in the Form 10-K filed by the Company on April 16, 2012. The results of operations for the period ended March 31, 2012 are not necessarily indicative of the operating results for the full year.

As a result of the Merger discussed in Note 1, the historical financial statements presented for periods prior to the acquisition date are the financial statements of SaveDaily.com, Inc. The common stock per share information in the condensed financial statements for the three months ended March 31, 2011, and related notes have been retroactively adjusted to give effect to the reverse merger on August 22, 2011.

NOTE 3 - LIQUIDITY

The Company has experienced annual operating losses since 1999. As of March 31, 2012 the Company had a negative working capital of $1,851,800 and a stockholders’ deficit of $1,922,400. During the three months ended March 31, 2012 net cash used by operating activities was $381,500. During the past 12 months ended March 31, 2012 the Company added new management with extensive financial services experience and anticipates increased penetration of existing accounts and a growing pipeline of prospective new accounts. On March 28, 2012 we entered into a financing and security agreement (the “Financing Agreement”) pursuant to which the lender agreed to fund up to $3,000,000, $1,250,000 of which was funded as of April 13, 2012. The lender has the option to provide up to $1,750,000 of additional financing (the “Additional Financing”) by purchasing additional Notes. In connection with the Financing Agreement we executed a convertible senior secured promissory note, with interest accruing there under at the rate of six percent (6%) per annum, in favor of the lender. As security for its obligations under the Financing Agreement the Company granted the lender a first priority security interest in all of the Company’s assets. This financing allowed the Company to retire the $750,000 convertible note due in August 2012. We also entered into a bridge Financing Note for $100,000 which was retired upon receipt of the new funding.

NOTE 4 – EQUITY

During the period ended March 31, 2012 we issued 53,334 common shares to three individuals in exchange for $30,000 in cash. All holders of shares of common stock are entitled to receive dividends if and when declared and are entitled to one vote for each share on all matters submitted to a vote of the shareholders. These rights and preferences of the common shareholders remain unchanged. We have not designated or issued any preferred shares.

On August 11, 2011, the Board of Directors of the Company adopted the Company’s 2011 Equity Incentive Plan. On or about the same time, the shareholders of the Company approved the adoption of the Plan. The purpose of the Plan is to promote the long-term success of the Company and the creation of stockholder value by offering Participants the opportunity to share in such long-term success by acquiring a proprietary interest in the Company. The Plan seeks to achieve this purpose by providing for discretionary long-term incentive Awards in the form of Options (which may be Incentive Stock Options or Non-statutory Stock Options), Stock Appreciation Rights, Stock Grants, Restricted Stock Units and Cash Bonus Awards. The aggregate number of Shares reserved for Awards under the Plan is 10,000,000. The company did not grant any Awards during the three months ended March 31, 2012.

NOTE 5 - RELATED PARTY DEBT

Related party debt consists of the following as of March 31, 2012 December 31, 2011, respectively:

	March 31	Dec 31
Accounts payable	$694,600	$645,500
Accrued interest	16,100	15,200
Note payable to related parties bearing interest at 8%
at 10% with the entire principal due April, 2013	200,000	200,000
Total	910,700	860,000
Less current portion	(710,700)	(660,700)
Due after one year	$200,000	$200,000

NOTE 6– COMMITMENTS AND CONTINGINCIES

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

NOTE 7 – RECENTLY ISSUED ACCOUNTING STANDARDS

The Company has adopted all accounting pronouncements effective before March 31, 2012 which are applicable to the Company and does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 8 – SUBSEQUENT EVENTS

On March 28, 2012 we entered into a financing and security agreement (the “Financing Agreement”) pursuant to which the lender agreed to fund up to $3,000,000, $1,250,000 of which was funded as of April 13, 2012. The lender has the option to provide up to $1,750,000 of additional financing (the “Additional Financing”) by purchasing additional Notes. In connection with the Financing Agreement we executed a convertible senior secured promissory note, with interest accruing there under at the rate of six percent (6%) per annum, in favor of the lender. As a result of the convertible nature of this note, the Company’s common stock equivalents will have exceeded its common shares authorized upon execution of the note. As security for its obligations under the Financing Agreement the Company granted the lender a first priority security interest in all of the Company’s assets. This financing allowed the Company to retire the $750,000 convertible note due in August 2012. We also entered into a bridge Financing Note for $100,000 which was retired upon receipt of the new funding.

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

The everyday saver is often under-served because the acquisition and maintenance of their accounts are often unprofitable or only marginally profitable for financial institutions and brokerage houses. SaveDaily’s proven proprietary technology is a low cost, private label solution for these financial institutions designed specifically to serve the mass market - commonly referred to as the small investor and mass affluent investor, making up 90% of the investing population. Our private label platform offers mutual funds and any daily-valued product investments for both qualified and non-qualified account types.

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

By using our platform products, business partners of SaveDaily gain the ability to attract new customers, retain existing customers, lower servicing costs, and derive new revenue streams by incorporating a customizable mutual fund investing solution into their existing offerings. SaveDaily enables partner organizations to accelerate time-to-market by providing turn-key solutions and a robust Applications Programming Interface that supports tight integration between SaveDaily’s investor platform and their existing infrastructure, at any back-office or consumer touch point.

By utilizing SaveDaily’s proprietary platform products clients are able to initiate brokerage services with consumer-direct offerings, augment existing programs with financial advisors, more efficiently oversee portfolio management of trust funds, 401(k) Plans, 403(b) Plans, Safe Harbor IRA Rollovers, and provide for managed fund accounts. SaveDaily offers a full-service record keeping facility, providing participants with daily valuations and full-featured web access, all while maintaining compliance with pre-determined mutual fund models or approved product lists. All tax reporting, performance reporting, confirmation, and statement delivery is to be provided by SaveDaily directly to investors, or integrated into existing partner operations, for a seamless flow of regulated information to the investors

The Company

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

Results of Operations and Liquidity and Capital Resources

Revenue

The Company has two primary sources of revenues: money management (including distribution, marketing and advisory fees), and membership fees that are account based and calculated based on a fixed fee for a specified time period and/or the amount of assets under management (AUM) for a particular account. Revenue for the three months ended March 31, 2012 increased $41,000 to $273,700 or 17.6% compared to $232,700 for the three months ended March 31, 2011. For the three months ended March 31, 2012 money management fees increased $9,200 to $18,900 or 94.8%. AUM based fees increased $12,400 to $48,300 or 34.5%, and membership fees increased $19,400 to $206,500 or 10.4%, respectively, compared to the three months ended March 31, 2011. Money management fees increased as more of the company’s individual account holders participated in mutual funds of one of the company’s partners. AUM based fees increased as the company’s assets under management as of March 31, 2012 grew to approximately $164 million or 125% from approximately $73 million as of March 31, 2011. Membership fees increased primarily due to additional health savings accounts. As a percentage of revenue, fees from money management, AUM, and membership were 6.9%, 17.6%, and 75.4% for the three months ended March 31, 2012, respectively compared to 4.2%, 15.4% and 80.4% for the three months ended March 31, 2011, respectively.

Costs Applicable to Revenues for Services

Costs applicable to revenues for services consist primarily of trust account fees and bank service charges. For the three months ended March 31, 2012 these costs increased $1,900 to $17,300 or 12.3% compared to $15,400 for the three months ended March 31, 2011. The increase resulted from a combination of more accounts and increased activity per account.

Operating Expenses

For the three months ended March 31, 2012 operating expenses increased $669,100 to $976,200 or 217.9% compared to $307,100 for the three months ended March 31, 2011. The growth was due to additional professional fees of $253,300, increases to salaries and benefits of $236,800, the amortization of deferred compensation for $106,900, and $19,100 for additional sales and marketing expenses. All other expenses increased a net $52,900.

Interest expense, net

For the three months ended March 31, 2012 interest expense increased $252,900 to $289,500 compared to $36,600 for the three months ended March 31, 2011. The components of the $289,500 net interest expense included $255,400 for the amortization of discounted notes, amortization of deferred loan costs totaling $38,200 offset by $4,100 of interest income.

Liquidity

At March 31, 2012, cash and cash equivalents totaled $174,900. We had total liabilities of $2,433,700 including $200,000 of long term debt and a stockholders’ deficit of $1,922,400, compared to total cash and cash equivalents of $431,000, total liabilities of $1,843,800 including $200,000 of long term debt and total stockholders' deficit of $1,049,300 at December 31, 2011.

Net cash used in operating activities was $381,500 for the three months ended March 31, 2012 compared to $99,200 for the three months ended March 31, 2011. The higher rate of cash used by operating activities for the three months ended March 31, 2012 was due to an increase in the net loss.

The Company has negotiated a financing and security agreement which provides up to $3,000,000 of debt based on certain terms and conditions and which it believes will provide sufficient working capital to fund the Company’s operations for the next 12 months. See Note 8- Subsequent Events to Notes to Consolidated Financial Statements.

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

Changes in Internal Control Over Financial Reporting. During the three months ended March 31, 2012, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

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

The Company is often subject to various contingencies, the resolutions of which, its management believes will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. Except to the extent disclosed above, the Company was not involved in any material litigation during the quarter ended March 31, 2012, or through the date of this filing.

Item 1A.	Risk Factors

This item is not required for a smaller reporting company.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

On February 1, 2012 we sold 53,334 shares of common stock for $30,000.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures Not applicable

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAVEDAILY, INC.

Date: May 15, 2012	By: /S/ Jeff mahony
Jeff Mahony,
Chief Executive Officer

Date: May 15, 2012	By: /S/ Michael F. Cronin
Michael F. Cronin,
Chief Financial Officer

