Form 10-Q
period 2012-06-30
SaveDaily Inc
filed 2012-08-14
CIK 1398004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2012

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

Yes ☐     No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of August 14, 2012
Common Stock, $0.001 par value	45,547,224

PART  I   —   FINANCIAL INFORMATION

Item 1.                      Financial Statements

The accompanying unaudited balance sheet of SaveDaily, Inc. at June 30, 2012 and related unaudited statements of operations and cash flows for the three and six months ended June 30, 2012 and 2011, respectively, have been prepared by management in conformity with United States generally accepted accounting principles. As a result of the merger and reverse acquisition discussed in Note 1 of the Financial Statements, the historical financial statements presented for periods prior to the acquisition date are the financial statements of SaveDaily.com, Inc., which had a fiscal year end of April 30. In connection with the merger and reverse acquisition the Company changed its fiscal year end to December 31. The common stock per share information in the financial statements for the three and six months ended June 30, 2012 and 2011, respectively, and related notes have been retroactively adjusted to give effect to the merger and reverse acquisition on August 22, 2011. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2011 financial statements included in the Report on Form 10-K filed on April 16, 2012. Operating results for the three and six month periods ended June 30, 2012 and 2011, respectively, are not necessarily indicative of the results that can be expected for any subsequent period.

SaveDaily, Inc.

Consolidated Balance Sheets

	June 30, 2012	December 31, 2011
	(unaudited)
Assets

Current Assets
Cash & cash equivalents	$350,700	$431,000
Receivables, net	129,100	85,600
Deferred loan costs	78,300	96,100
Prepaid expenses	101,700	56,800
Total current assets	659,800	669,500

Property & equipment (net)	54,300	17,200
Notes receivable	83,900	83,900
Other assets	23,900	23,900

Total assets	$821,900	$794,500

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts payable	$180,200	$214,100
Accounts payable-related party	701,200	645,500
Accrued interest-related party	37,600	15,200
Other accrued expenses	485,400	502,900
Convertible debt obligations due within one year, net	-	111,500
Deferred income	153,100	154,600
Total current liabilities	1,557,500	1,643,800

Long-term debt-related party	200,000	200,000
Convertible debt-related party	1,500,000	-
Total Debt	3,257,500	1,843,800

Stockholders' Deficit:
Common stock-100,000,000 authorized $0.001 par value 45,547,224 issued & outstanding (44,293,890 in Dec)	45,600	44,300
Additional paid in capital	27,038,000	26,529,900
Unamortized deferred compensation	(641,700)	(855,600)
Subscriptions receivable-related party	(317,400)	(317,400)
Accumulated deficit	(28,560,100)	(26,450,500)
Total Stockholders' Deficit	(2,435,600)	(1,049,300)

Total Liabilities and Stockholders' Deficit	$821,900	$794,500

See notes to unaudited interim consolidated financial statements.

SaveDaily, Inc.

Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net Sales of Services	$469,500	$226,300	$743,200	$459,000
Costs Applicable to Sales & Revenue	17,000	14,100	34,300	29,500

Gross Profit	452,500	212,200	708,900	429,500

Selling, General & Administrative Expenses	875,500	466,200	1,744,700	773,300
Amortization of Deferred Compensation	106,900	-	213,900	-
Total Operating Expenses	982,400	466,200	1,958,600	773,300
Income (Loss) Before Other Income & Income Taxes	(529,900)	(254,000)	(1,249,700)	(343,800)

Other Income (Expense)
Interest (Expense), net	(569,600)	(49,100)	(859,100)	(13,000)
Forgiveness of Debt	-	119,800	-	119,800
Income (Loss) from continuing operation before income taxes	(1,099,500)	(85,100)	(2,108,800)	(211,000)
Income Taxes	-	-	800	-
Net Income (Loss)	$(1,099,500)	$(85,100)	$(2,109,600)	$(211,000)

Basic and Diluted Net Income Per Common Share	$(0.02)	$(0.01)	$(0.05)	$(0.02)
Weighted Average Common Shares Outstanding (Basic)	45,481,290	14,761,699	44,589,118	13,217,201

See notes to unaudited interim consolidated financial statements.

SaveDaily, Inc.

Consolidated Statement of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2012	2011

Cash Flows from Operating Activities:
Net Loss	$(2,109,600)	$(211,000)
Adjustments required to reconcile net loss to cash flows from operating activities:
Allowance for doubtful accounts	5,600	-
Forgiveness of debt	-	(119,800)
Accretion of debt discount & amortization of prepaid loan costs	638,500	-
Amortization of deferred loan costs	100,300	-
Amortization of deferred compensation	213,900	-
Depreciation	4,600	3,200
Expenses paid by the issuance of common stock	104,400	-
Changes in Operating Assets & Liabilities:
Accounts receivable	(49,100)	(31,100)
Prepaid expenses	(44,900)	(33,700)
Deferred income	(1,500)	(71,400)
Accounts payable & other	(33,900)	(4,500)
Accrued expenses	60,600	(258,800)
Net cash used by operating activities	(1,111,100)	(727,100)

Cash Flows Used by Investing Activities:
Notes receivable	-	(11,700)
Purchase of equipment	(41,700)	(2,600)
Net cash used by investing activities	(41,700)	(14,300)

Cash Flows from Financing Activities:
Proceeds from sale of common stock	30,000	1,013,500
Acquisition of stock in recapitalization	-	(100,100)
Payments made on long term debt	-	(15,500)
Payments mad on convertible debt	(375,000)	-
Loan proceeds, net	1,417,500	-
Net cash generated by financing activities	1,072,500	897,900

Net Change In Cash	(80,300)	156,500
Cash-Beginning	431,000	85,600
Cash-Ending	$350,700	$242,100

Supplemental cash flow disclosure:
Cash paid for income taxes	$800	$—
Cash paid for interest	$1,200	$600
Non-cash financing activities:
Common stock issued for conversion of loans	$375,000	$—

See notes to unaudited interim consolidated financial statements.

SaveDaily, Inc.

Consolidated Statement of Stockholders' Deficiency

(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Subscriptions Receivable	Deferred Compensation	Accumulated Deficit	Total
Balance at December 31, 2011	44,293,890	$44,300	$26,529,900	$(317,400)	$(855,600)	$(26,450,500)	$(1,049,300)
Shares issued for cash	53,334	100	29,900				30,000
Compensation expense recognized in 2012					213,900		213,900
Shares issued upon loan conversion	1,013,514	1,000	374,000				375,000
Shares issued as loan conversion inducement	186,486	200	104,200				104,400
Net Loss						(2,109,600)	(2,109,600)
Balance at June 30, 2012	45,547,224	$45,600	$27,038,000	$(317,400)	$(641,700)	$(28,560,100)	$(2,435,600)

See notes to unaudited interim consolidated financial statements.

SAVEDAILY, INC.

Notes to the Consolidated Financial Statements

June 30, 2012

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

On August 22, 2011, Nine Mile Software, Inc., a Nevada corporation (“Nine Mile” and the “Company”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with SD Acquisition Inc., a California corporation and a wholly-owned subsidiary of Nine Mile (“Merger Sub”), and SaveDaily.com, Inc., a California corporation, pursuant to which Merger Sub would be merged (the “Merger”) into SaveDaily.com, Inc., and SaveDaily.com, Inc. would become a wholly-owned subsidiary of Nine Mile. The Merger was accounted for as a recapitalization with SaveDaily.com, Inc. being treated as the acquiring company for accounting purposes. Pursuant to the Merger the Company changed its name to SaveDaily, Inc.

In connection with the Merger, the Company acquired 100% of the issued shares of SaveDaily.com, Inc., in a share exchange where 1.0812286 shares of the Company were issued to the shareholders of SaveDaily.com, Inc. in exchange for each share of SaveDaily.com, Inc. for a total issuance of 33,000,000 common shares.

SaveDaily.com, Inc., a wholly-owned subsidiary of the Company as a result of the Merger was incorporated under the laws of the state of California on May 27, 1999. SaveDaily.com, Inc. is a registered investment adviser subject to regulations under the Securities and Exchange Commission. SaveDaily.com, Inc., provides a fully electronic solution for saving and investments to assist its customers in meeting their financial goals. SaveDaily.com, Inc. has two primary sources of revenue: money management (including distribution, marketing and advisory fees) and membership fees.

On August 8, 2012, the shareholders voted to increase the common stock authorization from 50 million shares to 100 million shares effective June 12, 2012. The Certificate of Amendment reflecting the change was filed with the Nevada Secretary of State August 9, 2012.

NOTE 2 – BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of June 30, 2012 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 2011 audited financial statements which can be found in the Form 10-K filed by the Company on April 16, 2012. The results of operations for the three and six month periods ended June 30, 2012, respectively, are not necessarily indicative of the operating results for the full year.

As a result of the Merger discussed in Note 1, the historical financial statements presented for periods prior to the acquisition date are the financial statements of SaveDaily.com, Inc. The common stock per share information in the condensed financial statements for the three and six months ended June 30, 2012, and related notes have been retroactively adjusted to give effect to the recapitalization on August 22, 2011 and the increase in authorized shares on August 8, 2012.

NOTE 3 – LIQUIDITY

The Company has experienced annual operating losses since 1999. As of June 30, 2012 the Company had a negative working capital of $897,700 and a stockholders’ deficit of $2,435,600. During the six months ended June 30, 2012 net cash used by operating activities was $1,111,100. During the past 18 months ended June 30, 2012 the Company added new management and in June 2012 appointed a new member of the Board of Directors with extensive financial services experience. Our plan for growth includes both an increased penetration of existing accounts and a growing pipeline of prospective new accounts. On March 28, 2012 we entered into a financing and security agreement (the “Financing Agreement”) pursuant to which the lender agreed to fund up to $3,000,000, $1,500,000 of which was funded as of June 30, 2012 less financing fees of $82,500 and the extinguishment of $375,000 of a $750,000 convertible note. The lender has the option to provide up to $1,500,000 of additional financing (the “Additional Financing”) by purchasing additional Notes. In connection with the Financing Agreement we executed a convertible senior secured promissory note, with interest accruing thereunder at the rate of six percent (6%) per annum, in favor of the lender. As security for its obligations under the Financing Agreement the Company granted the lender a first priority security interest in all of the Company’s assets. This financing allowed the Company to effectively retire the $750,000 convertible note due in August 2012 with $375,000 rolling up into the new note and the remaining $375,000 converted to common stock (see note 4). Effective June 27, 2012 a new financing agreement was put in place which replaced and rescinded the March 28, 2012 Financing Agreement pursuant to which the lender agreed that operating income or operating loss calculation used to determine covenant compliance will not include expense charges related to the fair value of non-cash equity compensation paid in the form of options, warrants, stock grants, stock appreciation rights or other similar forms of equity compensation. In addition, the lender agreed to fund up to $4,000,000, an increase of $1,000,000, and extend the deadline for funding to December 31, 2013.

NOTE 4 – EQUITY

During the six month period ended June 30, 2012 we issued 53,334 common shares to three individuals in exchange for $30,000 in cash. All holders of shares of common stock are entitled to receive dividends if and when declared and are entitled to one vote for each share on all matters submitted to a vote of the shareholders. These rights and preferences of the common shareholders remain unchanged. We have not designated or issued any preferred shares.

On April 5, 2012 the holders of a $375,000 convertible promissory note converted the note to 1,013,514 share of common stock. The shares were converted at the stated conversion rate of $0.37 per share. In consideration for the early conversion (the note was due August 21, 2012) the Company agreed to issue an additional 186,486 shares of common stock. These additional shares were valued at $0.56 ($104,000) and were reflected as a component of interest expense in the three and six-month periods ended June 30, 2012.

On August 11, 2011, the Board of Directors of the Company adopted the Company’s 2011 Equity Incentive Plan. On or about the same time, the shareholders of the Company approved the adoption of the Plan. The purpose of the Plan is to promote the long-term success of the Company and the creation of stockholder value by offering Participants the opportunity to share in such long-term success by acquiring a proprietary interest in the Company. The Plan seeks to achieve this purpose by providing for discretionary long-term incentive Awards in the form of Options (which may be Incentive Stock Options or Non-statutory Stock Options), Stock Appreciation Rights, Stock Grants, Restricted Stock Units and Cash Bonus Awards. The aggregate number of Shares reserved for Awards under the Plan is 10,000,000. The Company did not grant any Awards during the six months ended June 30, 2012.

NOTE 5 – RELATED PARTY DEBT

Related party debt consists of the following as of June 30, 2012 December 31, 2011, respectively:

	June 30	Dec 31
Accounts payable	$701,200	$645,500
Accrued interest	37,600	15,200
Convertible debt to related parties bearing interest at 6%, due March 28, 2017 (see note 3)	1,500,000	-
Note payable to related parties bearing interest at 8% with the entire principal due April, 2013	200,000	200,000
Total	2,438,800	860,000
Less current portion	(738,800)	(660,700)
Due after one year	$1,700,000	$200,000

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Qualified Investors LP Lawsuit . On September 7, 2011, Qualified Investors LP (“QILP”), filed a complaint in Superior Court for Orange County, California (the “QILP Complaint”) against SaveDaily.Com, Inc., the Company’s wholly-owned subsidiary (the “Subsidiary”) alleging that the Subsidiary had breached its payment obligations under a marketing agreement between QILP and the Subsidiary. QILP seeks damages in the form a referral fee on each and every Safe Harbor Account SaveDaily has obtained. The Subsidiary filed a demurrer to the QILP Complaint, asserting that the terms of the marketing agreement required that any dispute arising in connection with the marketing agreement be submitted to binding arbitration. On November 8, 2011, QILP filed an amended complaint acknowledging and agreeing that the dispute be referred first to mediation and thereafter to binding arbitration should mediation not be successful. Additionally, on September 13, 2011, QILP filed an application for a writ of attachment against the Subsidiary’s assets. In that QILP has now agreed to submit the matter to binding arbitration, the Subsidiary has asked that QILP withdraw its application for a writ of attachment. As of the date hereof, QILP has not responded to such request. The Company believes that a loss in this dispute is not probable and therefore has not recorded an accrual. Additionally, although Jeffrey Mahony, the Company’s Chief Executive Officer and a director of the Company, and Ken Carroll, a director of the Company, each own 20% of QILP, they do not control QILP or the maintenance of the QILP Complaint against the Subsidiary.

McGaughy Lawsuit . On September 7, 2011, Melvin McGaughy (“McGaughy”) filed a complaint in United States District Court, Central District of California (the “McGaughy Complaint”) against Harry S. Dent, Jr. (“Dent”) for breach of personal guaranty. Dent is a director of the Company, the chairman of the Board of Directors of the Company and a shareholder in the Company. In the McGaughy Complaint, McGaughy alleges that Dent has failed to make payments under a guaranty of certain Company indebtedness that Dent provided to McGaughy on or before February 1, 2006. Neither the Company nor its subsidiary is a party to the McGaughy Complaint.  On July 23, 2012, Judge James V. Selna granted a Motion for Summary Judgment in favor of the Plaintiffs in the total amount of $903,607.26, plus attorneys’ fees and costs, against Dent.

On April 12, 2012,McGaughy filed a complaint in the Orange County Superior Court (the “McGaughy State Court Complaint) against SaveDaily.com, Inc. (“SaveDaily”) for breach of promissory note and money lent.  The McGaughy State Court Complaint alleges that the SaveDaily borrowed $500,000 on August 26, 2002, and did not pay back the full amount when the note came due.  McGaughy is seeking the unpaid balance on the note, as well as default interest.  The damages sought by McGaughy in the McGaughy State Court Complaint are the same damages McGaughy sought against Dent and are a cross-claim and subset thereof. If the judgment of $903,607 awarded July 23, 2012 is paid in full by Dent we expect this complaint to be dismissed. Dent and McGaughy have agreed to discuss the nature and terms of payment. We expect the judgment to be paid in full and dismissed and, accordingly, have made no provision for a loss.

NOTE 7 – RECENTLY ISSUED ACCOUNTING STANDARDS

Emerging Growth Company. We qualify as an “emerging growth company” under the 2012 JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

·         have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

·         comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

·         submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and

·         disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We will remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

Rule 12b-2 of the Securities Exchange Act of 1934, as amended, defines a Smaller Reporting Company as an issuer that is not an investment company, an asset-backed issuer), or a majority-owned subsidiary of a parent that is not a smaller reporting company and that:

• Had a public float of less than $ 75 million as of the last business day of its most recently completed second fiscal quarter, computed by multiplying the aggregate worldwide number of shares of its voting and non-voting common equity held by non-affiliates by the price at which the common equity was last sold, or the average of the bid and asked prices of common equity, in the principal market for the common equity; or

• In the case of an initial registration statement under the Securities Act or Exchange Act for shares of its common equity, had a public float of less than $75 million as of a date within 30 days of the date of the filing of the registration statement, computed by multiplying the aggregate worldwide number of such shares held by non-affiliates before the registration plus, in the case of a Securities Act registration statement, the number of such shares included in the registration statement by the estimated public offering price of the shares; or

• In the case of an issuer whose public float as calculated under paragraph (1) or (2) of this definition was zero, had annual revenues of less than $50 million during the most recently completed fiscal year for which audited financial statements are available.

We qualify as a Smaller Reporting Company. Our conclusion was based upon an evaluation of the threshold criteria set forth and applied to our most recent completed fiscal year as prescribed in section 101 of the 2012 Jobs Act. Moreover, as a Smaller Reporting Company and so long as we remain a Smaller Reporting Company, we benefit from the same exemptions and exclusions as an Emerging Growth Company. In the event that we cease to be an Emerging Growth Company as a result of a lapse of the five year period, but continue to be a Smaller Reporting Company, we would continue to be subject to the exemptions available to Emerging Growth Companies until such time as we were no longer a Smaller Reporting Company.

NOTE 8 – SUBSEQUENT EVENTS

 On August 8, 2012 the Company conducted a shareholder meeting the sole purpose of which was to approve an increase in the authorization of common stock from 50 million shares to 100 million shares. The vote was conducted under Nevada law which requires as a minimum 51% shareholder approval. The motion, as approved by the Board in their June 12, 2012 meeting, was approved by 25,418,308 shares representing 57.36 % of the current outstanding shares.

On July 3, 2012 our Board granted approval for management to issue 269,000 employee options with an exercise price of $0.30 per share. As of August 14, 2012 the options have not been issued.

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

Plan of Operation

SaveDaily.com, Inc (“SaveDaily”) developed (over the course of eight years) and owns a proprietary financial services platform, the most recent version being in production for about three years, helping financial intermediaries succeed in bringing suitable and affordable investment services to everyday savers and investors. In the view of SaveDaily management, the mass market demographic is in need of affordable access to the relationships and investment strategies typically reserved only for affluent investors. SaveDaily was founded to provide persons of all income levels the information and tools necessary to invest and self manage their short and long term investment goals.

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

SaveDaily has had a history of losses and does not yet operate at break even cash flow. Since its inception, SaveDaily has received more than $14 million in equity from private sources. Over a course of eight years, working in conjunction with key firms within the financial services industry, SaveDaily developed a series of proprietary components into a fully integrated platform of technology solutions. We currently have 15 employees.

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

Results of Operations and Liquidity and Capital Resources

Revenue

The Company has two primary sources of revenues: membership fees that are account based and calculated based on a fixed fee for a specified time period and/or the amount of assets under management (AUM) for a particular account; and money management fees, including distribution, marketing and advisory fees.

Revenue for the three months ended June 30, 2012 increased $243,200 to $469,500 or 107.5% compared to $226,300 for the three months ended June 30, 2011 and included a one-time amount of $184,300 for Team America. Team America was a 401-K for a defunct company that acted as an employer group. We had three roles; (1) make initial distributions per instructions from the Trustee; (2) rollover prescribed amounts of assets into traditional IRAs per instructions from the Trustee, and (3) hold monies to ultimately be distributed or rolled per the findings of the litigation. We carried out all instructions per Trustee and once the matter was closed, we could take additional fees. Those fees amounted to the $184,300.

The following discussion excludes Team America revenue for the three months ended June 30, 2012. Total revenue increased $58,900 to $285,200 or 26.0% compared to $226,300 for the three months ended June 30, 2011. Membership fees increased $26,400 to $250,300 or 11.8% compared to $223,900 for the three months ended June 30, 2011. Fixed fee revenue increased $700 to $175,400 or 0.4% and AUM-based fees increased $25,700 to $74,900 or 52.2% compared to $174,700 and $49,200 for the three months ended June 30, 2011, respectively. AUM-based fee increased as the company’s assets under management as of June 30, 2012 grew to approximately $166 million or 102% from approximately $82 million as of June 30, 2011. Money management fees increased $17,600 to $20,000 or 733.3% compared to $2,400 for the three months ended June 30, 2011. We also recognized $15,000 in partner integration fees for the three months ended June 30, 2012. As a percentage of revenue, membership fees were 87.8% (61.5% fixed fee and 26.3% AUM-based), money management fees were 7.0% and partner integration fees were 5.3%, compared to 98.9% (77.2% fixed fee and 21.7% AUM-based) and 1.1% for the three months ended June30, 2011, respectively There were no partner integration fees for the three months ended June 30,2011.

 Revenue for the six months ended June 30, 2012 increased $284,200 to $743,200 or 61.9% compared to $459,000 for the six months ended June 30, 2011 and included a one-time amount of $184,300 for Team America. Team America was a 401-K for a defunct company that acted as an employer group. We had three roles; (1) make initial distributions per instructions from the Trustee; (2) rollover prescribed amounts of assets into traditional IRAs per instructions from the Trustee, and (3) hold monies to ultimately be distributed or rolled per the findings of the litigation. We carried out all instructions per Trustee and once the matter was closed, we could take additional fees. Those fees amounted to the $184,300.

The following discussion excludes Team America revenue for the six months ended June 30, 2012. Total revenue increased $99,900 to $558,900 or 21.8% compared to $459,000 for the three months ended June 30, 2011. Membership fees increased $52,600 to $499,500 or 11.8% compared to $446,900 for the six months ended June 30, 2011. Fixed fee revenue decreased $12,700 to $349.000 or 3.5% and AUM-based fees increased $65,300 to $150,500 or 76.6% compared to $361,700 and $85,200 for the six months ended June 30, 2011, respectively. Fixed fee revenue decreased as one of the company’s legacy customers has experienced a steady decline in accounts. AUM-based fees increased as the company’s assets under management as of June 30, 2012 grew to approximately $166 million or 102% from approximately $82 million as of June 30, 2011. Money management fees increased $26,800 to $38,900 or 221.5% compared to $12,100 for the six months ended June 30, 2011. We also recognized $20,500 in partner integration fees for the six months ended June 30, 2012. As a percentage of revenue, membership fees were 89.4% (62.4% fixed fee and 26.9% AUM-based), money management fees were 7.0% and partner integration fees were 3.7%, compared to 97.4% (78.8% fixed fee and 18.6% AUM-based) and 2.6% for the six months ended June30, 2011, respectively There were no partner integration fees for the six months ended June 30,2011.

Costs Applicable to Revenues for Services

Costs applicable to revenues for services consist primarily of trust account fees and bank service charges.

For the three months ended June 30, 2012 these costs increased $2,900 to $17,000 or 20.6% compared to $14,100 for the three months ended June 30, 2011. The increase resulted from a combination of more accounts and increased activity per account.

For the six months ended June 30, 2012 these costs increased $4,800 to $34,300 or 16.3% compared to $29,500 for the three months ended June 30, 2011. The increase resulted from a combination of more accounts and increased activity per account.

Operating Expenses

For the three months ended June 30, 2012 operating expenses increased $516,200 to $982,400 or 110.8% compared to $466,200 for the three months ended June 30, 2011. The growth was due to increases to salaries and benefits of $175,600, additional professional fees of $136,700, the amortization of deferred compensation for $107,000, and $96,900 for additional travel and entertainment, printing and reproduction, licenses and permits and other expenses.

For the six months ended June 30, 2012 operating expenses increased $1,185,300 to $1,958,600 or 153.3% compared to $773,300 for the six months ended June 30, 2011. The growth was due to increases to salaries and benefits of $414,500, additional professional fees of $390,000, the amortization of deferred compensation for $213,900, and $166,900 for additional travel and entertainment, printing and reproduction, licenses and permits and other expenses.

Other Income/Expense

Interest expense, net

For the three months ended June 30, 2012 interest expense, net increased $618,700 to $569,600 compared to $49,100 in income for the three months ended June 30, 2011. Components of interest expense for the three months ended June 30, 2012 included 384,800 for the acceleration of the loan discount due to refinancing, $104,400 the fair value of the 104,486 loan conversion inducement shares, $57,900 for the amortization of prepaid loan costs and $22,500 accrued interest.

For the six months ended June 30, 2012 interest expense increased $871,600 to $859,100 compared to $12,500 for the six months ended June 30, 2011. Components of interest expense for the six months ended June 30, 2012 included $251,300 for the amortization of the loan discount, 384,800 for the acceleration of the loan discount due to refinancing, $104,400 to recognize the fair value of the loan conversion inducement shares, $96,100 for the amortization of prepaid loan costs and $22,500 accrued interest.

Other Income

For the three and six months ended June 30, 2011 other income included $119,800 for the forgiveness of debt.

Liquidity

At June 30, 2012, cash and cash equivalents totaled $350,700. We had total liabilities of $3,257,700 including $1,700,000 of long term debt and a stockholders’ deficit of $2,435,600, compared to total cash and cash equivalents of $431,000, total liabilities of $1,843,800 including $200,000 of long term debt and total stockholders' deficit of $1,049,300 at December 31, 2011.

Net cash used in operating activities was $1,111,100 for the six months ended June 30, 2012 compared to $727,100 for the six months ended June 30, 2011. The increase of $384,000 in cash used by operating activities for the six months ended June 30, 2012 was due to an increase in staffing and related salaries as we expand our sales and marketing efforts.

The Company has negotiated a financing and security agreement which provides up to $4,000,000 of debt based on certain terms and conditions and which it believes will provide sufficient working capital to fund the Company’s operations for the next 12 months. We currently have $2.5 million of unused credit on this line.

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future. Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

This item is not required for a smaller reporting company.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures . Disclosure controls and procedures (as defined in Rules  13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Disclosure and control procedures are also designed to ensure that such information is accumulated and communicated to management, including the chief executive officer and principal accounting officer, to allow timely decisions regarding required disclosures.

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

Changes in Internal Control Over Financial Reporting . During the three months ended June 30, 2012, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

PART  II   —   OTHER INFORMATION

Item 1.	Legal Proceedings

Qualified Investors LP Lawsuit .. On September 7, 2011, Qualified Investors LP (“QILP”), filed a complaint in Superior Court for Orange County, California (the “QILP Complaint”) against SaveDaily.Com, Inc., the Company’s wholly-owned subsidiary (the “Subsidiary”) alleging that the Subsidiary had breached its payment obligations under a marketing agreement between QILP and the Subsidiary. QILP seeks damages in the form a referral fee on each and every Safe Harbor Account SaveDaily has obtained. The Subsidiary filed a demurrer to the QILP Complaint, asserting that the terms of the marketing agreement required that any dispute arising in connection with the marketing agreement be submitted to binding arbitration. On November 8, 2011, QILP filed an amended complaint acknowledging and agreeing that the dispute be referred first to mediation and thereafter to binding arbitration should mediation not be successful. Additionally, on September 13, 2011, QILP filed an application for a writ of attachment against the Subsidiary’s assets. In that QILP has now agreed to submit the matter to binding arbitration, the Subsidiary has asked that QILP withdraw its application for a writ of attachment. As of the date hereof, QILP has not responded to such request. The Company believes that a loss in this dispute is not probable and therefore has not recorded an accrual. Additionally, although Jeffrey Mahony, the Company’s Chief Executive Officer and a director of the Company, and Ken Carroll, a director of the Company, each own 20% of QILP, they do not control QILP or the maintenance of the QILP Complaint against the Subsidiary.

McGaughy Lawsuit . On September 7, 2011, Melvin McGaughy (“McGaughy”) filed a complaint in United States District Court, Central District of California (the “McGaughy Complaint”) against Harry S. Dent, Jr. (“Dent”) for breach of personal guaranty. Dent is a director of the Company, the chairman of the Board of Directors of the Company and a shareholder in the Company. In the McGaughy Complaint, McGaughy alleges that Dent has failed to make payments under a guaranty of certain Company indebtedness that Dent provided to McGaughy on or before February 1, 2006. Neither the Company nor its subsidiary is a party to the McGaughy Complaint.  On July 23, 2012, Judge James V. Selna granted a Motion for Summary Judgment in favor of the Plaintiffs in the total amount of $903,607.26, plus attorneys’ fees and costs, against Dent.

On April 12, 2012,McGaughy filed a complaint in the Orange County Superior Court (the “McGaughy State Court Complaint) against SaveDaily.com, Inc. (“SaveDaily”) for breach of promissory note and money lent.  The McGaughy State Court Complaint alleges that the SaveDaily borrowed $500,000 on August 26, 2002, and did not pay back the full amount when the note came due.  McGaughy is seeking the unpaid balance on the note, as well as default interest.  The damages sought by McGaughy in the McGaughy State Court Complaint are the same damages McGaughy sought against Dent and are a cross-claim and subset thereof. If the judgment of $903,607 awarded July 23, 2012 is paid in full by Dent we expect this complaint to be dismissed. Dent and McGaughy have agreed to discuss the nature and terms of payment. We expect the judgment to be paid in full and dismissed and, accordingly, have made no provision for a loss.

The Company is often subject to various contingencies, the resolutions of which, its management believes will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. Except to the extent disclosed above, the Company was not involved in any material litigation during the quarter ended June 30, 2012, or through the date of this filing.

Item 1A.	Risk Factors

This item is not required for a smaller reporting company.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

On February 1, 2012 we sold 53,334 shares of common stock for $30,000. On April 5, 2012 the holders of a $375,000 convertible promissory note converted the note to 1,013,514 share of common stock. The shares were converted at the stated conversion rate of $0.37 per share. In consideration for the early conversion (the note was due August 21, 2012) the Company agreed to issue an additional 186,486 shares of common stock.

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

SAVEDAILY, INC.

Date: August 14, 2012	By:	/S/ Jeff mahony
Jeff Mahony,
Chief Executive Officer

Date: August 14, 2012	By:	/S/ Michael F. Cronin
Michael F. Cronin,
Chief Financial Officer

