Form 10-Q/A
period 2011-09-30
SaveDaily Inc
filed 2012-10-15
CIK 1398004

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

Explanatory Note: The sole purpose of this Amendment to SaveDaily, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2011, filed with the Securities and Exchange Commission on November 14, 2011 is to resolve staff comments regarding the reported balance sheet in our Form 10-Q as of September 30, 2011. The staff comments relate to the reporting of custodial assets on our interim balance sheet. In conjunction with our auditors we have evaluated our customer relationships under the revised custody rules that went into effect on March 12, 2010 and have concluded that we do not have or maintain custody of client funds as defined in Rule 206(4)-2. Specifically, we and/or any related party do not hold directly or indirectly client funds or securities nor do we have the authority to obtain possession of them.

On April 23, 2012 we filed a response to the staff’s comments stating that it is our current belief that client investments made through SaveDaily as a Registered Investment Advisor do not rise to the level of custodianship and therefore should not be recognized as corporate assets. Our current audited balance sheet as of December 31, 2011 filed on Form 10-K on April 16, 2012, does not recognize assets under management as a corporate asset nor does it reflect the related liability to the owners of those accounts.

The restatement has resulted in changes to the financial statements identified in Note 9 to the Consolidated Financial Statements and has affected amounts disclosed in Note 4. The restatement has also resulted in appropriate changes to Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  In addition, as a result of discovering the need to restate, we have modified the disclosure in Item 4T, “Controls and Procedures.”

Except as discussed above, and except as required to reflect the effects of the restatement in this Form 10-Q/A, we have not modified or updated disclosures presented in the original annual report on Form 10-Q. Accordingly, this Form 10-Q/A does not reflect events occurring after the filing of our original Form 10-Q or modify or update those disclosures affected by subsequent events, except as specifically referenced herein. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q. Accordingly, this Form 10-Q/A should be read in conjunction with our periodic filings made with the SEC subsequent to the date of the original filing, including any amendments to those filings, as well as any Current Reports filed on Form 8-K subsequent to the date of the original filing.

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

SAVEDAILY, INC.

Consolidated Balance Sheets

	September 30, 2011	April 30, 2011
	(restated)	(restated)
	(unaudited)
ASSETS
Current assets:
Cash	$31,569	$189,610
Other receivables	84,858	44,676
Notes receivable, related parties	401,405	40,233
Prepaid expenses and other assets	76,010	81,532
Total current assets	593,842	356,051

Property and equipment, net	10,933	7,830
Deposits	20,874	20,874
Total assets	$625,649	$384,755

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Unearned revenues	$170,388	$208,276
Accounts payable and accrued expenses	637,056	375,422
Accrued expenses, related party	660,561	705,319
Accrued interest, related party	7,477	658
Total current liabilities	1,475,482	1,289,675

Related party debt, net of current portion	200,000	200,000
Total liabilities	1,675,482	1,489,675

Commitments and Contingencies	-	-

Stockholders’ deficit:
Preferred stock; 5,000,000 shares authorized, at $0.001 par value, no shares issued and outstanding	-	-
Common stock; 50,000,000 shares authorized, at $0.001 par value, 43,966,864 and 14,908,202 shares issued and outstanding respectively	43,967	14,908
Additional paid-in capital	24,210,809	15,529,291
Accumulated deficit	(25,304,609)	(16,649,119)
Total stockholders' deficit	(1,049,833)	(1,104,920)
Total liabilities and stockholders' deficit	$625,649	$384,755

The accompanying notes are an integral part of these financial statements

SAVEDAILY, INC.

Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,		Five Months Ended September 30,
	2011	2010	2011	2010
REVENUES	$225,676	$217,523	$378,626	$353,404

OPERATING EXPENSES
Stock based compensation	6,490,437	-	6,490,437	-
Other operating expenses	2,207,930	293,176	2,525,538	503,828
Total Operating Expenses	8,698,367	293,176	9,015,975	503,828

LOSS FROM OPERATIONS	(8,472,691)	(75,653)	(8,637,349)	(150,424)

OTHER INCOME(EXPENSE)
Other income (expense)	(8,924)	17	(8,716)	49
Interest expense	(4,576)	(52,902)	(7,731)	(87,057)
Total Other Income(Expense)	(13,500)	(52,885)	(16,447)	(87,008)
LOSS BEFORE INCOME TAXES	(8,486,191)	(128,538)	(8,653,796)	(237,432)
PROVISION FOR INCOME TAXES	(1,694)	(359)	(1,694)	(702)

NET LOSS	$(8,487,885)	$(128,897)	$(8,655,490)	$(238,134)

BASIC AND DILUTED LOSS PER COMMONSHARE	$(0.30)	$(0.01)	$(0.38)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	27,921,408	11,234,848	22,824,432	11,003,141

The accompanying notes are an integral part of these financial statements

SAVEDAILY, INC.

Consolidated Statements of Cash Flows

(unaudited)

	Five Months Ended September 30,
	2011	2010
Cash Flows from operating activities:
Net loss	$(8,655,490)	$(238,134)
Adjustments to reconcile net loss to net cash from operating activities:
Stock for services and compensation	8,109,650	-
Depreciation	1,678	7,364
Changes in assets and liabilities:
Other receivables	(40,182)	(18,736)
Prepaid expenses	5,522	71,119
Accounts payable and accrued expenses	261,634	(85,536)
Accrued expenses and accrued interest, related party	(37,939)	179,235
Unearned revenues	(37,888)	42,383
Net cash flows used by operating activities	(393,015)	(42,305)
Cash flows from investing activities:
Advances to related party under notes receivable	(43,745)	1,093
Purchases of property and equipment	(4,781)	21,457
Net cash (used) provided by investing activities	(48,526)	22,550
Cash flows from financing activities:
Proceeds from issuance of common stock	283,500	400,000
Net cash provided by financing activities	283,500	400,000

Net change in cash	$(158,041)	$380,245

Cash beginning of period	189,610	45,288

Cash end of period	$31,569	$425,533

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Income taxes	800	800
Interest	-	-
Non-cash financing activities:
Stock issued for notes receivable	317,427	-

The accompanying notes are an integral part of these financial statements

SAVEDAILY, INC.

Consolidated Statement of Changes in Stockholders' Deficit

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

NOTE 4 - FAIR VALUE MEASUREMENTS

The following is a description of the valuation methodologies that would be used for marketable securities held in trust measured at fair value, including the general classification of such instruments pursuant to the valuation hierarchy.

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

NOTE 9- Restatement of Consolidated Balance Sheets

We received a comment letter from the staff of the Securities and Exchange Commission related to the reporting of custodial assets on our interim balance sheet. Upon review, we determined that we had accounted for custodial assets in error. Previously, we recognized custodial assets and the related liabilities on our balance sheet. We have concluded that we do not have or maintain custody of client funds as defined in Rule 206(4)-2. Specifically, we and/or any related party do not hold directly or indirectly client funds or securities nor do we have the authority to obtain possession of them. The comparative restated balance sheets have been adjusted to eliminate these assets and liabilities. The following is a schedule of eliminating adjustments detailing their impact on amounts previously reported and the resultant revised balances as of September 30, 2011 and April 30, 2011:

SaveDaily, Inc.
Restated Consolidated Balance Sheet
(unaudited)

	September 30, 2011
Assets	As Filed	Elimination Entry	Restated

Current Assets
Cash & cash equivalents	$31,569	$-	$31,569
Cash held in trust	97,922	(97,922)	-
Marketable securities held in trust	125,959,280	(125,959,280)	-
Other receivables	84,858	-	84,858
Notes receivable related parties	401,405	-	401,405
Prepaid expenses	76,010	-	76,010
Total current assets	126,651,044	(126,057,202)	593,842

Property & equipment (net)	10,933	-	10,933
Other	20,874	-	20,874

Total assets	$126,682,851	$(126,057,202)	$625,649

Liabilities and Stockholders' Deficit

Current Liabilities:
Client investments held in trust	$125,959,280	$(125,959,280)	$-
Client deposits held in trust	97,922	(97,922)	-
Unearned revenues	170,388	-	170,388
Accounts payable	637,056	-	637,056
Accounts payable-related parties	660,561	-	660,561
Accrued interest	7,477	-	7,477
Total current liabilities	127,532,684	(126,057,202)	1,475,482

Long-term debt-related party	200,000	-	200,000
Total Debt	127,732,684	(126,057,202)	1,675,482

Stockholders' Deficit:
common stock-50,000,000 authorized $0.001 par value
43,966,864 issued & outstanding	43,967	-	43,967
Additional paid in capital	24,210,809	-	24,210,809
Accumulated deficit	(25,304,609)	-	(25,304,609)
Total Stockholders' Deficit	(1,049,833)	-	(1,049,833)

Total Liabilities and Stockholders' Deficit	$126,682,851	$(126,057,202)	$625,649

SaveDaily, Inc.
Restated Consolidated Balance Sheet

	April 30, 2011
Assets	As Filed	Elimination Entry	Restated
Current Assets
Cash & cash equivalents	$189,610	$-	$189,610
Cash held in trust	272,217	(272,217)	-
Marketable securities held in trust	81,166,085	(81,166,085)	-
Other receivables	44,676	-	44,676
Notes receivable related parties	40,233	-	40,233
Prepaid expenses	81,532	-	81,532
Total current assets	81,794,353	(81,438,302)	356,051

Property & equipment (net)	7,830	-	7,830
Other	20,874	-	20,874

Total assets	$81,823,057	$(81,438,302)	$384,755

Liabilities and Stockholders' Deficit

Current Liabilities:
Client investments held in trust	$81,166,085	$(81,166,085)	$-
Client deposits held in trust	272,217	(272,217)	-
Unearned revenues	208,276	-	208,276
Accounts payable	375,422	-	375,422
Accounts payable-related parties	705,319	-	705,319
Accrued interest	658	-	658
Total current liabilities	82,727,977	(81,438,302)	1,289,675

Long-term debt-related party	200,000	-	200,000
Total Debt	82,927,977	(81,438,302)	1,489,675

Stockholders' Deficit:
common stock-50,000,000 authorized $0.001 par value
14,908,202 issued & outstanding	14,908	-	14,908
Additional paid in capital	15,529,291	-	15,529,291
Accumulated deficit	(16,649,119)	-	(16,649,119)
Total Stockholders' Deficit	(1,104,920)	-	(1,104,920)

Total Liabilities and Stockholders' Deficit	$81,823,057	$(81,438,302)	$384,755

The restatement had no effect on the Company’s stockholders’ deficit, net loss, or cash flows from operating activities for the reported periods.

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC 855 Company management reviewed all material events through November 14, 2011 and determined that there were no subsequent events to report.

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

Liquidity

At September 30, 2011, we had total assets of $625,649 primarily in short-term related party notes receivable of $401,405, total liabilities of $1,675,482 consisting primarily of $637,056 in accounts payable and $660,561 in payables due related parties and a stockholders’ deficit of $1,049,833, compared to total assets of $384,755, primarily consisting of cash of $189,610 and prepaid expenses of $81,532, total liabilities of $1,489,675, and total stockholders' deficit of $1,104,920 at April 30, 2011.

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

The Company conducted self-assessments of our internal control procedures.  Those self-assessment revealed the following material weakness in our internal control over financial reporting: the Company is relatively inexperienced with certain complexities within US GAAP and SEC reporting causing a material weakness in internal controls, Based on the results of these self-assessments, our principal executive officer and principal financial officer concluded that SaveDaily’s system of disclosure controls and procedures was not effective as of September 30, 2011 for the purposes described in this paragraph.

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

Item 3.	Defaults Upon Senior Securities

 None.

Item 4.	Removed and Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAVEDAILY, INC.

Date: October 12, 2012	By:	/S/ Jeff mahony
Jeff Mahony,
Chief Executive Officer

Date: October 12, 2012	By:	/S/ Michael F. Cronin
Michael F. Cronin,
Chief Financial Officer

