Form 10-Q
period 2012-09-30
SaveDaily Inc
filed 2012-11-14
CIK 1398004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2012

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

Yes ☐     No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of November 14, 2012
Common Stock, $0.001 par value	47,613,935

PART  I   —   FINANCIAL INFORMATION

Item 1.                      Financial Statements

The accompanying unaudited balance sheet of SaveDaily, Inc. at September 30, 2012 and related unaudited statements of operations and cash flows for the three and nine months ended September 30, 2012 and 2011, respectively, have been prepared by management in conformity with United States generally accepted accounting principles. As a result of the merger and reverse acquisition discussed in Note 1 of the Financial Statements, the historical financial statements presented for periods prior to the acquisition date are the financial statements of SaveDaily.com, Inc., which had a fiscal year end of April 30. In connection with the merger and reverse acquisition the Company changed its fiscal year end to December 31. The common stock per share information in the financial statements for the three and nine months ended September, 2012 and 2011, respectively, and related notes have been retroactively adjusted to give effect to the merger and reverse acquisition on August 22, 2011. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2011 financial statements included in the Report on Form 10-K filed on April 16, 2012. Operating results for the three and nine month periods ended September 30, 2012 and 2011, respectively, are not necessarily indicative of the results that can be expected for any subsequent period.

SaveDaily, Inc.
Consolidated Balance Sheets
(unaudited) (rounded to hundreds)

	September 30, 2012	December 31, 2011

Assets

Current Assets
Cash and cash equivalents	$200,700	$431,000
Receivables, net	76,700	85,600
Deferred loan costs	74,100	96,100
Prepaid expenses	109,600	56,800
Total current assets	461,100	669,500

Property and equipment (net)	183,400	17,200
Notes receivable	58,400	83,900
Other assets	23,700	23,900

Total assets	$726,600	$794,500

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts payable	$187,400	$214,100
Accounts payable-related parties	648,600	645,500
Accrued interest-related party	42,000	15,200
Other accrued expenses	381,100	502,900
Convertible debt obligations due within one year, net	0	111,500
Related party debt due within one year	200,000	0
Deferred income	137,600	154,600
Total current liabilities	1,596,700	1,643,800

Long-term debt-related party	0	200,000
Convertible debt-related party	1,700,000	0
Total Debt	3,296,700	1,843,800

Stockholders' Deficit:
Common stock-100,000,000 authorized $0.001 par value
45,745,223 issued & outstanding (44,293,890 in Dec)	45,700	44,300
Additional paid in capital	27,318,900	26,529,900
Unamortized deferred compensation	(578,500)	(855,600)
Subscriptions receivable-related parties	(317,400)	(317,400)
Accumulated deficit	(29,038,800)	(26,450,500)
Total Stockholders' Deficit	(2,570,100)	(1,049,300)

Total Liabilities and Stockholders' Deficit	$726,600	$794,500

See notes to unaudited interim consolidated financial statements.

SaveDaily, Inc.

Consolidated Statements of Operations

(unaudited)

(rounded to hundreds)

	Three Months Ended Sept 30,		Nine Months Ended Sept 30,
	2012	2011	2012	2011

Net Sales of services	$705,800	$225,700	$1,449,000	$684,700
Costs Applicable to Sales of Services	58,200	24,300	121,400	76,600

Gross Profit	647,600	201,400	1,327,600	608,100
	91.8%	89.2%	91.6%	88.8%

Selling, General & Administrative Expenses	935,100	2,183,600	2,650,900	2,934,100
Equity compensation	185,800	6,490,400	399,700	6,490,500
Total Operating Expenses	1,120,900	8,674,000	3,050,600	9,424,600
Income (Loss) Before Other Income and Income Taxes	(473,300)	(8,472,600)	(1,723,000)	(8,816,500)

Other Income (Expense)
Interest (Expense)	(4,700)	(13,500)	(863,800)	(500)
Forgiveness of debt	0	0	0	119,800
Income (Loss) from continuing operation before income taxes	(478,000)	(8,486,100)	(2,586,800)	(8,697,200)
Income Taxes	700	1,700	1,500	1,700
Net Income (Loss)	$(478,700)	$(8,487,800)	$(2,588,300)	$(8,698,900)

Basic and Diluted Net Loss Per Common Share	$(0.01)	$(0.31)	$(0.06)	$(0.49)
Weighted Average Common Shares Outstanding (Basic)	45,551,528	27,921,408	45,119,277	17,923,590

See notes to unaudited interim consolidated financial statements.

Savedaily, Inc.

Consolidated Statement of Cash Flows

(unaudited)

(rounded to hundreds)

	Nine Months Ended Sept 30,	Nine Months Ended Sept 30,
	2012	2011

Cash Flows from Operating Activities:
Net Loss	$(2,588,300)	$(8,698,900)
Adjustments required to reconcile net loss to cash flows from operating activities:
Forgiveness of debt	0	(119,800)
Accretion of debt discount and amortization of prepaid loan costs	638,500	0
Amortization of deferred loan costs	22,000	0
Amortization of deferred compensation	399,700	0
Depreciation	11,500	4,800
Expenses paid by the issuance of equity instruments	262,800	8,109,600
Changes in Operating Assets and Liabilities:
Accounts receivable	8,900	21,400
Prepaid expenses	(52,800)	(5,100)
Other assets	200	0
(Decrease) in deferred income	(17,000)	(85,900)
Accounts payable and other	(1,300)	42,000
Accrued expenses	(91,800)	(116,200)
Net cash used by operating activities	(1,407,600)	(848,100)

Cash Flows from Investing Activities:
Notes receivable	0	(95,700)
Purchase of fixed assets	(177,700)	(8,100)
Net cash used by investing activities	(177,700)	(103,800)

Cash Flows from Financing Activities:
Proceeds from sale of common stock	30,000	1,013,500
Acquisition of stock in recapitalization	0	(100,100)
Payments made on long term debt	0	(15,500)
Loan proceeds	1,325,000	0
Net cash generated by financing activities	1,355,000	897,900

Net Change In Cash	(230,300)	(54,000)
Cash and cash equivalents-Beginning	431,000	85,600
Cash-Ending	$200,700	$31,600

See notes to unaudited interim consolidated financial statements.

Supplemental disclosure:
Cash paid for income taxes	$1,500	$1,700
Cash paid for interest	$1,200	$600
Non-cash financing activities:
Common stock issued for conversion of loans	$375,000	$0

See notes to unaudited interim consolidated financial statements.

SaveDaily, Inc.

Consolidated Statement of Stockholders' Deficiency

(unaudited)

(rounded to hundreds)

	Stockholders' Deficiency
	Common Stock
	Shares	Common Stock Amount	Additional Paid-In Capital	Subscriptions Receivable	Deferred Compensation	Accumulated Deficit	Total
Balance at December 31, 2011	44,293,890	$44,300	$26,529,900	$(317,400)	$(855,600)	$(26,450,500)	$(1,049,300)
Shares issued for cash	53,334	50	29,950				30,000
Shares issued for services	198,000	200	158,200				158,400
Fair value of stock based compensation, net of unvested forfeitures			122,600		(122,600)		0
Compensation expense recognized in 2012					399,700		399,700
Shares issued upon loan conversion	1,013,513	1,010	374,000				375,010
Shares issued as loan inducement	186,486	190	104,200				104,390
Net Loss						(2,588,300)	(2,588,300)
Balance at September 30, 2012	45,745,223	$45,750	$27,318,850	$(317,400)	$(578,500)	$(29,038,800)	$(2,570,100)

See notes to unaudited interim consolidated financial statements.

SAVEDAILY, INC.

Notes to the Consolidated Financial Statements

September 30, 2012

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

SaveDaily.com, Inc., a wholly-owned subsidiary of the Company as a result of the Merger was incorporated under the laws of the state of California on May 27, 1999. SaveDaily.com, Inc. is a registered investment adviser subject to regulations under the Securities and Exchange Commission. SaveDaily.com, Inc. provides a fully electronic solution for saving and investments to assist its customers in meeting their financial goals. SaveDaily.com, Inc. has two primary sources of revenue: money management (including distribution, marketing and advisory fees) and membership fees.

On August 8, 2012, the shareholders voted to increase the common stock authorization from 50 million shares to 100 million shares effective June 12, 2012. The Certificate of Amendment reflecting the change was filed with the Nevada Secretary of State August 9, 2012.

NOTE 2 – BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of September 30, 2012 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 2011 audited financial statements which can be found in the Form 10-K filed by the Company on April 16, 2012. The results of operations for the three and nine month periods ended September 30, 2012, respectively, are not necessarily indicative of the operating results for the full year.

As a result of the Merger discussed in Note 1, the historical financial statements presented for periods prior to the acquisition date are the financial statements of SaveDaily.com, Inc. The common stock per share information in the condensed financial statements for the three and nine months ended September 30, 2011, and related notes have been retroactively adjusted to give effect to the recapitalization on August 22, 2011 and the increase in authorized shares on August 8, 2012.

NOTE 3 – LIQUIDITY

The Company has experienced annual operating losses since 1999. As of September 30, 2012 the Company had a negative working capital of $1,135,600 and a stockholders’ deficit of $2,570,100. During the nine months ended September 30, 2012 net cash used by operating activities was $1,407,600. On March 28, 2012 we entered into a financing and security agreement (the “Financing Agreement”) pursuant to which the lender agreed to fund up to $3,000,000, $1,700,000 of which was funded as of September 30, 2012 less financing fees of $82,500 and the repayment of $375,000 of a $750,000 convertible note. The lender has the option to provide up to $1,500,000 of additional financing (the “Additional Financing”) by purchasing additional Notes. In connection with the Financing Agreement we executed a convertible senior secured promissory note, with interest accruing thereunder at the rate of six percent (6%) per annum, in favor of the lender. As security for its obligations under the Financing Agreement the Company granted the lender a first priority security interest in all of the Company’s assets. This financing allowed the Company to effectively retire the $750,000 convertible note due in August 2012 with $375,000 rolling up into the new note and the remaining $375,000 converted to common stock (see note 4). Effective June 27, 2012 a new financing agreement was put in place which replaced and rescinded the March 28, 2012 Financing Agreement pursuant to which the lender agreed that operating income or operating loss calculation used to determine covenant compliance will not include expense charges related to the fair value of non-cash equity compensation paid in the form of options, warrants, stock grants, stock appreciation rights or other similar forms of equity compensation. In addition, the lender agreed to fund up to $4,000,000, an increase of $1,000,000, and extend the deadline for funding to December 31, 2013. On October 17, 2012 the Company approved an Addendum to the June 27, 2012 agreement (the “Addendum”) pursuant to which the lender will waive all covenants and interest from July 1, 2012 until January 1, 2014. Management believes these modifications will give them the flexibility necessary to adequately prepare for growth in the number of accounts, partners and assets under management. In addition, the October Addendum amends the lender’s conversion price to $0.25 per share, which was the price of the Company’s stock at the time the Addendum was executed.

NOTE 4 – EQUITY

During the nine month period ended September 30, 2012 we issued 53,334 common shares to three individuals in exchange for $30,000 in cash. All holders of shares of common stock are entitled to receive dividends if and when declared and are entitled to one vote for each share on all matters submitted to a vote of the shareholders. These rights and preferences of the common shareholders remain unchanged. We have not designated or issued any preferred shares.

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

On August 11, 2011, the Board of Directors of the Company adopted the Company’s 2011 Equity Incentive Plan. On or about the same time, the shareholders of the Company approved the adoption of the Plan. The purpose of the Plan is to promote the long-term success of the Company and the creation of stockholder value by offering Participants the opportunity to share in such long-term success by acquiring a proprietary interest in the Company. The Plan seeks to achieve this purpose by providing for discretionary long-term incentive Awards in the form of Options (which may be Incentive Stock Options or Non-statutory Stock Options), Stock Appreciation Rights, Stock Grants, Restricted Stock Units and Cash Bonus Awards. The aggregate number of Shares reserved for Awards under the Plan is 10,000,000. The Company granted 477,646 Stock Options during the nine months ended September 30, 2012.

On September 28, 2012 we issued 198,000 shares in exchange for services. The per share value was $0.80.

NOTE 5 – RELATED PARTY DEBT

Related party amounts outstanding consist of the following as of September 30, 2012 and December 31, 2011, respectively:

	September 30	December 31
Accounts payable	$648,600	$645,500
Accrued interest	42,000	15,200
Convertible debt to related parties bearing interest at 6%, due March 28, 2017 (see note 3)	1,700,000	111,500
Note payable to related parties bearing interest at 8% with the entire principal due April, 2013	200,000	200,000
Total	2,590,600	972,200
Less current amounts	(890,600)	(772,200)
Due after one year	$1,700,000	$200,000

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

McGaughy Lawsuit. On September 7, 2011, Melvin McGaughy (“McGaughy”) filed a complaint in United States District Court, Central District of California (the “McGaughy Complaint”) against Harry S. Dent, Jr. (“Dent”) for breach of personal guaranty. Dent is a director of the Company, the chairman of the Board of Directors of the Company and a shareholder in the Company. In the McGaughy Complaint, McGaughy alleges that Dent has failed to make payments under a guaranty of certain Company indebtedness that Dent provided to McGaughy on or before February 1, 2006. Neither the Company nor its subsidiary is a party to the McGaughy Complaint.  On July 23, 2012, Judge James V. Selna granted a Motion for Summary Judgment in favor of the Plaintiffs in the total amount of $903,607, plus attorneys’ fees and costs, against Dent. See Note 8-Subsequent Events.

On April 12, 2012, McGaughy filed a complaint in the Orange County Superior Court (the “McGaughy State Court Complaint) against SaveDaily.com, Inc. (“SaveDaily”) for breach of promissory note and money lent.  The McGaughy State Court Complaint alleges that the SaveDaily borrowed $500,000 on August 26, 2002, and did not pay back the full amount when the note came due.  McGaughy is seeking the unpaid balance on the note, as well as default interest.  The damages sought by McGaughy in the McGaughy State Court Complaint are the same damages McGaughy sought against Dent and are a cross-claim and subset thereof. See Note 8-Subsequent Events.

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

NOTE 8 – SUBSEQUENT EVENTS

On October 17, 2012 pursuant to its Bylaws, the Company resolved to indemnify Harry S. Dent, Jr. for the judgment rendered in the McGaughy Lawsuit. (See Note 6 Commitments and Contingencies). Contemporaneously, SaveDaily Partners, L.P., a Delaware limited partnership has agreed to provide the necessary funds to satisfy the judgment through a Securities Purchase Agreement for 7,325,000 shares of the Company’s common stock for $1,250,000. The Company expects to pay the full summary judgment within 90 days at which time the case will be closed and McGaughy will have no right to seek further claims related to this case.

 NOTE 9 – RECLASSIFICATIONS

Certain amounts from prior periods have been reclassified to conform to current period presentations. The reclassifications had no effect on net loss, cash flows or stockholders’ deficit.

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

SaveDaily has formed strategic alliances to provide investment services to ethnically, religiously, and socio-economically focused communities, including African-American, Latino-American, and economically underserved and un-banked communities. In these communities, SaveDaily provides managed accounts of all tax types in conjunction with our strategic partners, who are themselves focused in these market places.

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

Results of Operations and Liquidity and Capital Resources

Net Sales of Services (“Revenue”)

The Company has two primary sources of revenue: membership fees that are account based and calculated based on a fixed fee for a specified time period and/or the amount of assets under management (AUM) for a particular account; and money management fees, including distribution, marketing and advisory fees.

Revenue for the three months ended September 30, 2012 increased $480,100 to $705,800 or 212.7% compared to $225,700 for the three months ended September, 2011 and included as a result of a management policy change, $430,200 in set-up fees.

Revenue Summary:	Three Months Ended Sept 30,		Nine Months Ended Sept 30,
	2012	2011	2012	2011
Regularly recurring revenue:
Fixed fees	$178,700	$170,700	$527,800	$532,300
Assets under management fees	78,900	55,000	229,300	140,200
Total membership fees	257,600	225,700	757,100	672,500
Money management fees	18,000	-	56,900	12,200
Partner integration fees	-	-	20,500	-
Total regularly recurring revenue	275,600	225,700	834,500	684,700
Non-regularly recurring revenue:
Safe harbor set-up fees	430,200	-	430,200	-
Team America	-	-	184,300	-
Total non-regularly recurring revenue	430,200	-	614,500	-
Total revenue	$705,800	$225,700	$1,449,000	$684,700

For the three months ended September 30, 2012 total regularly recurring revenue increased $49,900 to $275,600 or 22.1% compared to $225,700 for the three months ended September 30, 2011. Membership fees increased $31,900 to $257,600 or 14.1% compared to $225,700 for the three months ended September 30, 2011. Fixed fee revenue increased $8,000 in 2012 to $178,700 or 4.7% and AUM-based fees increased $23,900 to $78,900 or 43.5% compared to $170,700 and $55,000 for the three months ended September 30, 2011, respectively. AUM-based fee increased as the company’s assets under management as of September 30, 2012 grew to approximately $181 million or 43.7% from approximately $126 million as of September 30, 2011. Money management fees increased to $18,000 for the three months ended September 30, 2012. The Company did not recognize any money management fees for the three months ended September 30, 2011. As a percentage of revenue, membership fees were 93.5% (64.9% fixed fee and 28.6% AUM-based) and money management fees were 6.5%, compared to 100.0% (75.6% fixed fee and 24.4% AUM-based) for the three months ended September 30, 2011.

Revenue for the nine months ended September 30, 2012 increased $764,300 to $1,449,000 or 111.6% compared to $684,700 for the nine months ended September 30, 2011 and included non-regularly recurring revenue of $430,200 in set-up fees to existing members discussed above and a one-time amount of $184,300 for Team America. Team America was a 401-K for a defunct company that acted as an employer group. We had three roles; (1) make initial distributions per instructions from the Trustee; (2) rollover prescribed amounts of assets into traditional IRAs per instructions from the Trustee, and (3) hold monies to ultimately be distributed or rolled per the findings of the litigation. We carried out all instructions per Trustee and the matter was closed. Upon the completion of our obligations we were entitled to additional fees.

Total regularly recurring revenue for the nine months ended September 30, 2012 increased $149,800 to $834,500 or 21.9% compared to $684,700 for the nine months ended September 30, 2011. Membership fees increased $84,600 to $757,100 or 12.6% compared to $672,500 for the nine months ended September 30, 2011. Fixed fee revenue decreased $4,500 to $527,800 or 0.8% and AUM-based fees increased $89,100 to $229,300 or 63.6% compared to $532,300 and $140,200 for the nine months ended September 30, 2011, respectively. Fixed fee revenue decreased as one of the company’s legacy customers has experienced a steady decline in accounts. AUM-based fees increased as the company’s assets under management as of September30, 2012 grew to approximately $181 million or 43.7% from approximately $126 million as of September 30, 2011. Money management fees increased $44,700 to $56,900 or 366.4% compared to $12,200 for the nine months ended September 30, 2011. We also recognized $20,500 in partner integration fees for the nine months ended September 30, 2012. As a percentage of revenue, membership fees were 90.7% (63.2% fixed fee and 27.5% AUM-based), money management fees were 6.8% and partner integration fees were 2.5%, compared to 98.2% (77.7% fixed fee and 20.5% AUM-based) and 1.8% for the nine months ended September 30, 2011, respectively There were no partner integration fees for the nine months ended September 30, 2011.

Costs Applicable to Sales of Services

Costs applicable to sales of services consist primarily of trust account fees and bank service charges, data center hosting costs, and compensation expenses for customer support personnel.

For the three months ended September 30, 2012 these costs increased $33,900 to $58,200 or 139.5% compared to $24,300 for the three months ended September 30, 2011. The increase resulted primarily from data center hosting costs related to the Company’s recent move to an off-site hosting location to significantly improve both processing response times and data site security.

For the nine months ended September 30, 2012 these costs increased $44,800 to $121,400 or 58.5% compared to $76,600 for the nine months ended September 30, 2011. The increase resulted primarily from the data center hosting costs referred to above and to a lesser extent the increase in trust account and bank service charges resulting from increased customer account activity.

Operating Expenses

For the three months ended September 30, 2012 operating expenses decreased $7,553,100 to $1,20,900 or 87.1% compared to $8,674,000 for the three months ended September 30, 2011. Equity compensation accounted for $6,304,600 of the decrease. The remaining $1,248,500 decrease was due to lower professional fees of $877,600, lower sales and marketing expenses of $472,600, partially offset by higher compensation expenses of $32,300, higher dues and subscriptions expenses of $22,700 and higher printing and reproduction expenses of $13,800. All other operating expenses combined increased by $52,900.

For the nine months ended September 30, 2012 operating expenses decreased $6,374,000 to $3,050,600 or 67.6% compared to $9,424,600 for the nine months ended September 30, 2011. Equity compensation accounted for $6,090,800 of the decrease. The remaining $283,200 decrease was due to lower professional fees of $487,600, lower sales and marketing expenses of $462,100 partially offset by higher compensation expenses of $444,100, higher printing and reproduction expenses $38,800, higher travel and entertainment expenses of $38, 100, higher insurance costs of $30,900, higher expenses for dues and subscriptions of $29,100 and higher licenses and filing fees of $24,300. All other operating expenses combined increased $61,200.

Other Income/Expense

Interest expense, net

For the three months ended September 30, 2012 interest expense, net decreased $8,800 to $4,700 compared to $13,500 for the three months ended September 30, 2011. As discussed in Note 3-Liqudity the Company was not required to accrue interest on $1,700,000 of its long-term convertible debt.

For the nine months ended September 30, 2012 interest expense, net increased $863,300 to $863,800 compared to $500 for the nine months ended September 30, 2011. Components of interest expense for the nine months ended September 30, 2012 included $253,700 for the amortization of the loan discount, $384,800 for the acceleration of amortization of the loan discount due to refinancing, $104,400 to recognize the fair value of the loan conversion inducement shares, $100,200 for the amortization of prepaid loan costs, $30,300 accrued interest offset by $9,600 of interest income.

Other Income

For the three and nine months ended September 30, 2011 other income included $119,800 for the forgiveness of debt.

Liquidity

At September 30, 2012, cash and cash equivalents totaled $200,700. We had total liabilities of $3,296,700 including $1,700,000 of convertible long term debt and a stockholders’ deficit of $2,570,100, compared to total cash and cash equivalents of $431,000, total liabilities of $1,843,800 including $200,000 of long term debt and total stockholders' deficit of $1,049,300 at December 31, 2011.

Net cash used in operating activities was $1,407,600 for the nine months ended September 30, 2012 compared to $848,100 for the nine months ended September 30, 2011. The increase of $ 559,500 in cash used by operating activities for the nine months ended September 30, 2012 was primarily due to an increase in staffing and related salaries.

The Company has negotiated a financing and security agreement which provides up to $4,000,000 of debt based on certain terms and conditions and which it believes will provide sufficient working capital to fund the Company’s operations for the next 12 months. We currently have $2.3 million of unused credit on this line. See Note 3-Liquidity.

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

Changes in Internal Control Over Financial Reporting. During the three months ended September 30, 2012, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

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

McGaughy Lawsuit. On September 7, 2011, Melvin McGaughy (“McGaughy”) filed a complaint in United States District Court, Central District of California (the “McGaughy Complaint”) against Harry S. Dent, Jr. (“Dent”) for breach of personal guaranty. Dent is a director of the Company, the chairman of the Board of Directors of the Company and a shareholder in the Company. In the McGaughy Complaint, McGaughy alleges that Dent has failed to make payments under a guaranty of certain Company indebtedness that Dent provided to McGaughy on or before February 1, 2006. Neither the Company nor its subsidiary is a party to the McGaughy Complaint.  On July 23, 2012, Judge James V. Selna granted a Motion for Summary Judgment in favor of the Plaintiffs in the total amount of $903,607, plus attorneys’ fees and costs, against Dent. See Note 8-Subsequent Events.

On April 12, 2012, McGaughy filed a complaint in the Orange County Superior Court (the “McGaughy State Court Complaint) against SaveDaily.com, Inc. (“SaveDaily”) for breach of promissory note and money lent.  The McGaughy State Court Complaint alleges that the SaveDaily borrowed $500,000 on August 26, 2002, and did not pay back the full amount when the note came due.  McGaughy is seeking the unpaid balance on the note, as well as default interest.  The damages sought by McGaughy in the McGaughy State Court Complaint are the same damages McGaughy sought against Dent and are a cross-claim and subset thereof. See Financial Statement Note 8-Subsequent Events

The Company is often subject to various contingencies, the resolutions of which, its management believes will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. Except to the extent disclosed above, the Company was not involved in any material litigation during the quarter ended September 30, 2012, or through the date of this filing.

Item 1A.	Risk Factors

This item is not required for a smaller reporting company.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

On September 28, 2012 we issued 198,000 shares in exchange for services. The per share value was $0.80.

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

SAVEDAILY, INC.

Date: November 14, 2012	By:	/S/ Jeff mahony
Jeff Mahony,
Chief Executive Officer

Date: November 14, 2012	By:	/S/ Michael F. Cronin
Michael F. Cronin,
Chief Financial Officer

