Form 10-K
period 2012-12-31
SaveDaily Inc
filed 2013-04-11
CIK 1398004

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

☒ Yes     ☐  No

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

☐ Yes    ☒  No

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the issuer as of June 30, 2012, which is the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $3,311,285 (at a closing price of $0.30).

As of March 11, 2013, 47,678,973 shares of the Company’s $.001 par value common stock were outstanding.

TABLE OF CONTENTS TO ANNUAL REPORT

ON FORM 10-K

YEAR ENDED DECEMBER 31, 2012

Forward-Looking Statements

This Form 10-K and other reports filed by Registrant from time to time with the Securities and Exchange Commission (collectively the “ Filings ”) contain or may contain forward looking statements and information that are based upon beliefs of, and information currently available to, Registrant’s management as well as estimates and assumptions made by Registrant’s management. When used in the filings the words “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan” or the negative of these terms and similar expressions as they relate to Registrant or Registrant’s management identify forward looking statements. Such statements reflect the current view of Registrant with respect to future events and are subject to risks, uncertainties, assumptions and other factors (including the risks contained in the section of this report entitled “ Risk Factors ”) relating to Registrant’s industry, Registrant’s operations and results of operations and any businesses that may be acquired by Registrant. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.

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

Overview

SaveDaily is a technology company developing, selling and supporting technological solutions for the financial services industry. SaveDaily’s solutions provide investment services and investing opportunities at price points far below industry norms for all market segments of investors. Affluent, high net worth and the mass market small investor are all served by SaveDaily investing platforms that deliver mutual funds and Exchange Traded Funds (ETFs) direct to consumer or in relationship with financial advisors. Financial intermediaries such as credit unions, banks, broker/dealers and financial services providers who have well established consumer relationships thereby controlling market channels, utilize SaveDaily’s fully automated technology solutions under their own brand. SaveDaily.com Inc. is a registered investment advisor (RIA) with the Securities Exchange Commission (SEC).

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

Market

Personal consumption, or what people do as consumers, represents about 70% of the United States Gross Domestic Product and represents the largest influence on our economic health. As larger groups of consumers age and spend more, the economy grows. When large groups in the population pass their peak stage in spending, the economy slows down. Banks see a slowdown in mortgage loans, car loans, and insurance related products and their affluent customers tend to decrease spending and tend to adopt more conservative stances regarding investments. These factors collectively result in decreased revenues to the banks. Institutions providing retail banking services are seeking to make up this revenue in growing instances by providing additional services to their less affluent retail customers who together make up about 90% of the population in the United States. Because of the ubiquitous nature of banking in today’s electronic world, retail banking customers can change banks virtually overnight. This creates an ultra-competitive environment for banks and the financial services industry at large, resulting in an extremely price sensitive and customer service sensitive market space. Consumers of financial services through banks, credit unions, traditional financial service firms, and non-traditional financial intermediaries, expect low price points for services generally reserved for the affluent consumers of the previous generation. In order for these financial institutions and intermediaries to retain and grow their existing customer bases they must address these facts.

The 2010 Investment Company Fact Book (the “Fact Book”), published by the Investment Company Institute, details the characteristics of the mutual fund industry through its research into the investment companies that issue mutual funds. Its latest report indicates that 21% of household assets in the United States are made up of mutual funds. Coupling this demonstrated desire to invest in mutual funds with the aforementioned price sensitivity of the demographic currently being served by the banks and the financial services industry at large, SaveDaily believes that operates in an environment where a full-service low priced mutual fund investing platform becomes extremely attractive to the 90% of the U.S. markets not considered affluent and not being served under the offerings typically made available by the financial services industry.

Solutions, Products and Services

SaveDaily developed (over nine years) and owns a proprietary financial services platform, the most recent version being in production for about five years, helping financial intermediaries succeed in bringing suitable and affordable investment services to everyday savers and affluent investors. In the view of management of SaveDaily, the mass market class is in special need of affordable access to the relationships and investment strategies typically reserved only for affluent investors.  SaveDaily was founded to provide people of all income levels the information and tools necessary to invest and self manage their short and long term investment goals.

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

In December 2012, SaveDaily announced that it was entering into the managed asset business. SaveDaily has since entered into agreement with Milliman Financial Risk Management LLC to sub-advise its set of managed investment portfolios based entirely upon The Milliman Protection Strategy™. Financial advisors of sponsoring US domestic banks will have the SAVY Protection Strategy available for their clients in the second quarter of 2013. SaveDaily.com Inc., is a SEC registered investment advisor doing business as SAVYInvesting.

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

The core of our deliverable is an integrated library of Applications Programming Interfaces (API) that can be either integrated into our partner’s existing infrastructure or hosted as a stand-alone financial management system. SaveDaily built its API on a scalable, all-electronic, sub-accounting and money movement framework. The API allows SaveDaily to readily deliver its service set under a private-label approach to its partners.  SaveDaily delivers this API to its partners, including non-traditional financial services providers, employee benefit program providers, and financial intermediaries, enabling them more efficiently to offer mutual fund products and value-added financial services to a broader spectrum of investor accounts, across a multitude of interactive consumer touch points. Features of the API include:

§	Full electronic record-keeping of financial transactions (electronic confirmations, statements, transaction histories, tax records, etc.)

§	Integration and compliance with all technology and regulatory requirements (SEC, security licenses, privacy practices, ACH, etc.)

§	Straight through processing of transactions (paperless brokerage, e-registration, etc.)

§	An open architecture, expandable for future services

§	Full integration with partner systems enabling a private-label strategy

§	Framed solution to facilitate small or niche marketers

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

Competitive Features:

SaveDaily believes that it is competitively positioned to offer mutual fund investing solutions to its partners via through SaveDaily's proprietary platform. Having logged over 8 years towards development and solution refinement, invested significant financial resources and forged key strategic operational partnerships, SaveDaily has achieved "first mover" status in the industry, resulting in an array of competitive advantages:

▪	New Business Processes Result in Low Cost Infrastructure for the Industry – SaveDaily built its platform with a focus on efficiency and cost-effectiveness unconstrained by legacy systems. The platform utilizes technology to reduce costs for providers in existing markets and create new market opportunities for non-traditional financial services providers.

▪	Proprietary Sub-Accounting and Record Keeping System – SaveDaily has created an all-electronic, low cost sub-accounting system that often materially reduces the cost of administering a brokerage account.

▪	Straight Through Processing – SaveDaily’s platform utilizes straight through processing of mutual fund transactions, connecting its partners’ investors directly to the investment product, reducing the number of steps and people involved in transaction processing.

▪	Money Movement Technology Architecture – The platform’s multi-source/multi-destination money movement architecture is capable of receiving funds from a variety of sources and pushing funds to a variety of destinations via secure electronic networks, resulting in nearly frictionless transactions.

▪	Completely Paperless System - The platform supports online registration, electronic transactions via the ACH network, electronic trading capabilities, electronic confirmations, electronic prospectuses and quarterly statements, and electronic tax reporting.

▪	Micro-Investing Capability Attracts New Investors – SaveDaily’s platform enables investors the ability to invest amounts as small as $0.01 into multiple nationally known mutual funds. This capability enables partners to serve mass market and mass affluent investors, addressing an estimated 51% of domestic households that have yet to purchase mutual funds.

▪	Breadth of Expertise – In developing and delivering the platform, SaveDaily has acquired a cross-discipline combination of re-engineered processes, innovative technology, business agreements with fund providers and banking entities, financial licenses, and a carefully designed legal and regulatory structure.

▪	Customizable Private-Label Solution is Built for Integration – SaveDaily has applied the knowledge it has gained from in its years of experience running a direct-to-consumer website to optimize the platform specifically for partner integration. The Application Programming Interface (API) based model, open architecture, and adherence to data transfer standards allows for r transparent integration in support of our partner’s branding efforts.

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

Sales, Marketing and Distribution

SaveDaily provides its platform to partners that have large existing customer bases with a propensity to invest, regardless of income level or experience. Through these relationships, SaveDaily is creating an extended distribution channel for low cost mutual fund investing, growing investment accounts and clients. These partners include traditional financial services providers and non-traditional intermediaries, such as affinity groups and retailers that are focused on providing services to the workplace and directly to consumers. SaveDaily enters into servicing agreements with these established partners in order to accelerate account growth. SaveDaily is targeting the following distribution markets:

§	Retail Banking Industry
§	Brokerage Industry
§	Employer Services Industry
§	Non-traditional Financial Services Providers

Benefits to the Mass Affluent and Mass Market Investors:

§	Low monthly fee covers no limits on the number of funds within an account, numerous transactions within those mutual funds, no minimum balance and no minimum investment amount.
§	Easy to use tools geared for the everyday saver and investor (mass market and mass affluent).
§	Ability to invest towards core financial goals.
§	24/7 access.
§	Accessibility to virtually all available mutual funds.
§	Automatic Investment Plans – “out of sight/out of mind” investing.
§	Flexible investment and planning tools.

Benefits to SaveDaily’s Partners:

All Target Partners:

§	Profitably service existing retail customers and expand customer base.
§	Low monthly fee covers no limits on the number of funds within an account, numerous transactions within those mutual funds, no minimum balance and no minimum investment amount.
§	Automatic allocation and rebalancing of professionally managed products.
§	New revenue streams and ability to have higher margins on account fees and asset based fees.
§	Retain customers and prevent erosion of captive funds to external brokerage providers.
§	Private-labels promote existing brands and enhances customer loyalty.
§	Wealth transfer tools inspire family loyalty, client retention, and asset retention.
§	Infrastructure based on open systems and industry standards.
§	All related compliance and regulatory requirements managed.
§	Data mining and report generation for account management/administration/review.
§	Improve public relations by empowering the small investor.

Retail Banking Industry:

Large Banks, Community Banks, and Credit Unions:

§	Allows banks to expand their asset management business to retail customer base and beyond.
§	Prevents erosion of captive assets to external brokerage accounts.
§	Represents new product and incremental fee income from existing base.
§	Automated account management enables high-touch/low-cost advisory services.
§	Increase touch points into household.
§	Minimizes/eliminates need for commission based personnel, reducing compliance risk.
§	Bring beginning investors and lower income households into the asset accumulation.

Brokerage Industry:

Large Wire Houses and Small-Medium Broker Dealers:

§	Rapid growth of assets under management by penetrating deeper levels of U.S. demographic.
§	Provides personalized client experience with reduced impact on investment advisors.
§	Dramatic reduction in paper for existing operations.
§	Dramatic reduction in costs of operations associated with mass affluent account maintenance.
§	Increase touch points into household.

Employer Services Industry:

Affinity Based Services Providers, Third Party Administrators, and Employer Groups:

§	Ability to offer non-qualified investment program to complement qualified plan offerings.
§	Affordable to substantially all employees.
§	Support for payroll deduction and consolidated statements.

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

Sales Strategy:

Rather than marketing its services directly to consumers, SaveDaily looks to partner with financial services intermediaries that currently have both small and large customer bases with a propensity to invest, regardless of income level or experience. Through these relationships, SaveDaily is creating an extended distribution channel for low cost mutual fund investing, fueling investment account growth, and reaching out to savers and investors through partners. These partners include traditional financial services providers and non-traditional intermediaries, such as affinity groups and employer service providers that are focused on providing services to the workplace and directly to the consumer. SaveDaily delivers its technology and services to partners who wish to accelerate account growth and offload the burden and cost of customer acquisition. These partners can include large wire houses, large banks, and large broker/dealers that are currently divesting themselves of the mass market and mass affluent investors because of their high cost of operations generally associated with this consumer class. Furthermore, SaveDaily believes that it can benefit by leveraging the brand equity of our partners and the ‘trusted provider’ relationship they have with their consumers, particularly in the credit union and community bank markets, where these institutions have already expended material resources and time to build strong member relationships and wish to build reinforced, longer-term loyalty within their existing consumer bases.

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

Distribution Approach

SaveDaily delivers its platform to its distribution partners as either a private-labeled or co-branded solution in a completely turn-key package or as a fully customizable package, which includes the following features and services:

§	An Application Programming Interface (API) set and a complete set of back-end services
§	A platform is built specifically for partner integration and based on open standards
§	Partners are free to manage the consumer-facing touch points as they desire
§	Investors access their investment accounts via the partner’s interfaces
§	Partner pages are subject to our compliance oversight.

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

ShareBuilder focuses on fractional share equity (stock) trading, an industry segment SaveDaily believes is ill-suited for the mass markets and the emerging investor markets. Mutual funds are generally viewed as a sounder alternative for the emerging investor because they are professionally managed and their inherent diversification is believed to result in less risk and volatility than individual stocks.

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

Legal and Compliance Overview:

SaveDaily.com, Inc. is a Registered Investment Advisor. As a federally-registered investment advisor, SaveDaily is authorized to provide investment advisory services in all fifty states. SaveDaily's activities are regulated by the SEC pursuant to the Investment Advisors Act of 1940 (the "Advisors Act") and the rules promulgated by the SEC under the Advisors Act. SaveDaily, through its broker-dealer partners makes mutual funds available to its clients. SaveDaily's broker-dealer partner is a member of the Financial Industry Regulatory Authority (FINRA) and must comply with various rules of that organization.

Patents and Proprietary Rights

Not Applicable

Employees

As of March 25, 2013, the Company had 19 employees, including six in design and development, six in sales, marketing and business development, three in operations and customer support and four in general and administrative roles. The employees are not represented by any labor union.

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

Risks Relating to the SaveDaily Business

In this discussion of the “Risks Relating to the SaveDaily Business,” unless otherwise noted or required by the context, references to “ us ,” “ we ,” “ our, ” “the Company” and similar terms refers to SaveDaily, the operating business of SaveDaily, Inc. after the consummation of the Merger.

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

No assurance can be given that our proposed operations will be profitable.  No dividends or distributions have been paid since inception and the payment of dividends is not contemplated in the foreseeable future.  The payment of future dividends will be directly dependent upon our earnings, its financial needs and other similarly unpredictable factors.  Earnings are expected to be retained to finance and develop our business.

Our executive officers and directors have significant shareholdings, which may lead to conflicts with other shareholders over corporate governance matters.

As of March 25, 2013, our directors and officers, as a group, beneficially own approximately 70.7% of our outstanding Common Stock. Acting together, these shareholders would be able to significantly influence all matters that our shareholders vote upon, including the election of directors, mergers or other business combinations and transactions.

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

Our Common Stock is currently quoted on the OTC Bulletin Board under the symbol “SAVY.” However, currently there is not an active trading market for our Common Stock, meaning that the number of persons interested in purchasing shares of our Common Stock at or near ask prices at any given time may be relatively small or non-existent, and there can be no assurance that an active trading market may ever develop or, if developed, that it will be maintained. There are a number of factors that contribute to this situation, including, without limitation, the fact that we are a small company that has a history of losses, is unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow a company our history of losses or purchase or recommend the purchase of shares of our Common Stock until such time we become more seasoned and viable.

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

Since our Common Stock is thinly traded, its trading price is likely to be highly volatile and could be subject to extreme fluctuations in response to various factors, many of which are beyond our control, including:

o	the trading volume of our shares;

o	the number of securities analysts, market-makers and brokers following our common stock;
o	new products or services introduced or announced by us or our competitors;
o	actual or anticipated variations in quarterly operating results;
o	conditions or trends in our business industries;
o	announcements by us of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;
o	additions or departures of key personnel;
o	sales of our Common Stock;
o	general stock market price and volume fluctuations of publicly-quoted, and particularly microcap, companies; and
o	material legal action.

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

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of Common Stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act, subject to certain limitations. In general, pursuant to Rule 144, non-affiliate stockholders may sell freely after twelve months. Affiliates may sell after twelve months subject to the Rule 144 volume, manner of sale (for equity securities), and current public information and notice requirements. Any substantial sale of our Common Stock pursuant to Rule 144 or pursuant to any resale prospectus may have a material adverse effect on the market price of our Common Stock.

As of December 31, 2012, the Company has issued options and warrants that could result in the issuance of 5,114,526 shares of Common Stock and a convertible security which could result in the issuance of up to 8,800,000 shares of Common Stock.

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

The information set forth under Note 11, Commitments and Contingencies of our Notes to Consolidated Financial Statements, included in Part IV, Item 15, Financial Statements, of this report, is incorporated herein by reference.

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

ITEM 3. LEGAL PROCEEDINGS

The information set forth under Note 11, Commitments and Contingencies of our Notes to Consolidated Financial Statements, included in Part IV, Item 15, Financial Statements, of this report, is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the Over the Counter Bulletin Board (OTCBB) under the symbol SAVY. The following table sets forth the high and low closing sale prices on the OTCBB for our common stock for the periods after our merger. The price information contained in the table was obtained from internet sources considered reliable.  Note that such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and the quotations may not necessarily represent actual transactions in the common stock.

	High Ask	Low Bid		High Ask	Low Bid
2012			2011
1st quarter	$1.29	$0.54	3rd quarter	$1.50	$0.30
2nd quarter	$0.66	$0.20	4th quarter	$1.34	$0.80
3rd quarter	$0.40	$0.11
4th quarter	$0.30	$0.15

Dividend Policy

 To date, the Company has not paid dividends on its common stock. Our present policy is to retain future earnings (if any) for use in our operations and the expansion of our business.

Equity Compensation Plan Information

In 2011, our shareholders approved the 2011 Equity Incentive Plan (the “2011 Plan”) providing 10,000,000 shares of common stock of the Company to be reserved and available for grant and issuance at the effective date of the 2011 Plan. Under the 2011 Plan, grants may be made to any director, officer or employee of the Company or other person who, in the opinion of the Board, is rendering valuable services to the Company, including without limitation, an independent contractor, outside consultant, or advisor to the Company.

We have also issued stock options on a stand-alone basis under no specific plan, which have been approved by the Board.

The following table provides information on our equity compensation plans as of December 31, 2012:

Plan Category	Number of securities to be issued upon exercise of outstanding option, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,840,657	$0.21	7,159,343
Equity compensation plans not approved by security holders	2,273,869	$0.45	N/A

Holders of Record

 At March 25, 2013 there were 165 holders of record of our common stock, and 47,678,973 shares were issued and outstanding.  The number of holders of record and shares issued and outstanding was calculated by reference to the books and records of the Company’s transfer agent.

Recent Sales of Unregistered Securities

SAVEDAILY PARTNERS, L.P. executed a Securities Purchase Agreement on October 17, 2012 for 7,325,000 shares of the Company’s common stock for total of $1,250,000. In October 2012 we issued 1,843,750 shares for proceeds of $312,500 under this agreement. The funds were used to pay the initial installment to McGaughy.

On April 5, 2012 the holders of a $375,000 convertible promissory note converted the note to 1,013,513 share of common stock. The shares were converted at the stated conversion rate of $0.37 per share. In consideration for the early conversion (the note was due August 21, 2012) the Company agreed to issue an additional 186,486 shares of common stock. These additional shares were valued at $0.56 ($104,000) and were reflected as a component of interest expense in 2012.

During 2012 we issued 53,334 common shares to three individuals in exchange for $30,000 in cash. On September 28, 2012 we issued 198,000 shares in exchange for services valued at $.80 per share or $158,400.We also issued 65,000 shares to SAVEDAILY PARTNERS, L.P. to settle accrued interest of $16,611 at June 27, 2012.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We had no purchases of equity securities by the issuer or affiliated purchasers during the fourth quarter of 2012

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

Plan of Operation

SaveDaily developed (over the course of nine years) and owns a proprietary financial services platform, the most recent version being in production for about three years, helping financial intermediaries succeed in bringing suitable and affordable investment services to everyday savers and investors. In the view of SaveDaily management, the mass market demographic is in need of affordable access to the relationships and investment strategies typically reserved only for affluent investors. SaveDaily was founded to provide persons of all income levels the information and tools necessary to invest and self manage their short and long term investment goals.

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

SaveDaily has had a history of losses and does not yet operate at break even cash flow. Since its inception, SaveDaily has received more than $14.3 million in equity from private sources. Over a course of nine years, working in conjunction with key firms within the financial services industry, SaveDaily developed a series of proprietary components into a fully integrated platform of technology solutions. We currently have 19 employees.

Our solutions, though continuing to evolve and be refined, are mature. We have been actively marketing these solutions since about 2008. Through various online portals, SaveDaily offers investments and record-keeping services directly to clients via our website located at www.savedaily.com, as well as indirectly to clients of business partners through a variety of white-labeled interfaces deployed with financial institution partners supporting investment accounts of all tax types. SaveDaily’s solutions operate successfully in our defined markets, enabling clients to find educational information, investment and account type wizards, and open and transact mutual fund investments in individual, joint, custodial, IRA (Individual Retirement Account), ESA (Educational Saving Account), and HSA (Health Saving Account) accounts.

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

Results of Operations and Liquidity and Capital Resources

We believe a more meaningful management discussion and analysis results from comparing the audited year ended December 31, 2012 results with unaudited pro forma results for the year ended December 31, 2011 rather than the audited eight months ended December 31, 2011. The unequal periods combined with the costs and expenses associated with the merger with Nine Mile Software in August 2011 hinder a transparent comparison.

Net Sales of Services (“Revenue”)

The Company has three primary sources of revenue: membership fees that are account based and calculated based on a fixed fee for a specified time period and/or the amount of assets under management (AUM) for a particular account; money management fees, including distribution, marketing and advisory fees; and partner integration fees.

Revenue for the 12 months ended December 31, 2012 increased $1,057,400 or 107.9% compared to $979,700 for the 12 months ended December 31, 2011.

	12 Months Ended Dec 31,
	2012	2011
Revenue Summary		(unaudited) Proforma
Traditional recurring revenue:
Fixed fees	$715,000	$702,100
Assets under management fees	312,500	202,800
Total membership fees	1,027,500	904,900
Money management fees	76,200	74,800
Partner integration fees	40,500	-
Total traditional recurring revenue	1,144,200	979,700

New recurring revenue collected in 2012
Safe harbor set-up fees (1), (3)	26,700	-
Safe harbor custodial fees (3)	76,200	-
Safe harbor missing participant fees (3)	175,500	-
Total new recurring revenue collected in 2012	278,400	-
Total recurring revenue	1,422,600	979,700
Non-regularly recurring revenue
Safe harbor set-up fees (2)	430,200	-
Team America	184,300	-
Total non-regularly recurring revenue	614,500	-
Total revenue	$2,037,100	$979,700

(1) Safe harbor set-up fees collected in the quarter ended December 31, 2012 on all new safe harbor accounts
(2) Safe harbor set-up fees were collected in the quarter-ended September 30, 2012 on all existing safe harbor accounts.
(3) These fees will continue to be collected in 2013

For the 12 months ended December 31, 2012 total recurring revenue increased $442,700 to $1,422,600 or 45.2% compared to $979,900 for the 12 months ended December 31, 2011.

For the 12 month ended December 31, 2012 traditional recurring revenue increased $164,500 to $1,144,200 or 16.8% compared to $979,700 for the 12 months ended December 31, 2011. Membership fees increased $122,600 to $1,027,500 or 13.5% compared to $904,900 for the 12 months ended December 31, 2011. Fixed fees increased $12,900 to $715,000 or 1.8% and AUM-based fees increased $109,700 to $312,500 or 54.1% compared to $702,100 and $202,800, respectively for the 12 months ended December 31, 2011.

AUM-based fees increased as the assets under management as of December 31, 2012 increased approximately $42 million or 29.0% to approximately $187 million compared to approximately $145 million as of December 31, 2011. Money management fees increased $1,400 or 1.9% to $76,200 compared to $74,800 for the 12 months ended December 31, 2011. Partner integration fees were $40,500 for the 12 months ended December 31, 2012. There were no partner integration fees for the 12 months ended December 31, 2011.

For the 12 months ended December 31, 2012 $278,400 in new recurring revenue fees were collected as a result of management policy changes with respect to safe harbor fees and pricing. Set-up fees, custodial fees and missing participant fees of $26,700, $76,200, and $175,500, respectively were recognized. These fees were collected during the 3 month period ended December 31, 2012.

For the 12 months ended December 31, 2012 non-recurring revenue was $614,500. There was no non-recurring revenue for the 12 months ended December 31, 2011. This amount included $430,200 safe harbor set up fees for all existing safe harbor accounts as of September 30, 2012 and $184,300 for Team America. Team America was a 401-K for a defunct company that acted as an employer group. We had three roles; (1) make initial distributions per instructions from the Trustee; (2) rollover prescribed amounts of assets into traditional IRAs per instructions from the Trustee, and (3) hold monies to ultimately be distributed or rolled per the findings of the litigation. We carried out all instructions per Trustee and the matter was closed. Upon the completion of our obligations we were entitled to additional fees.

Costs Applicable to Sales of Services

Costs applicable to sales of services consist primarily of trust account fees and bank service charges, data center hosting costs, and compensation expenses for customer support personnel.

For the 12 months ended December 31, 2012 costs applicable to the sale of services increased $85,300 to $188,200 or 82.9% compared to $102,900 for the 12 months ended December 31, 2011.

	12 Months Ended Dec 31,
	2012	2011
Cost of Revenue		(unaudited) Proforma
Bank clearing & custodial Fees	$63,500	$64,200
Data center hosting Costs	73,700	7,100
Customer support	51,000	31,600
Total costs applicable to sale of services	$188,200	$102,900

For the 12 months ended December 31, 2012 bank clearing and custodial fees decreased $700 to $63,500 or 1.1% compared to $64,200 for the 12 months ended December 31, 2011. Data center hosting costs increased $66,600 to $73,700 or 938% compared to $7,100 for the 12 months ended December 31, 2011 as we entered into an arrangement to outsource our data center. Customer support costs increased $19,400 to $51,000 or 61.4% compared to $31,600 for the 12 months ended December 31, 2011 due to additional customer support personnel.

Operating Expenses

Operating expenses include selling, general and administrative expenses, professional fees and equity compensation. For the 12 months ended December 31, 2012 operating expenses decreased $5,595,000 to $4,727,700 or 55.9% compared to $10,722,700 for the 12 months ended December 31, 2011.

	12 Months Ended Dec 31,
	2012	2011
Operating Expenses		(unaudited) Proforma

Selling, general and administrative expenses	$2,257,100	$2,137,200
Professional fees	1,769,800	1,541,000
Equity compensation	700,800	7,044,500
Total operating expenses	$4,727,700	$10,722,700

For the 12 months ended December 31, 2012 selling, general and administrative expenses increased $119,900 to $2,257,100 or 5.6% compared to $2,137,200 for the 12 months ended December 31, 2011. Compensation expense increased $436,100, travel and entertainment expenses increased $91,800 offset by a reduction in marketing expenses of $544,900. All other selling, general and administrative expenses increased a total of $136,900.

For the 12 months ended December 31, 2012 professional fees increased $228,800 to $1,769,800 or 14.8% compared to $1,541,000 for the 12 months ended December 31, 2011. For the 12 months ended consulting expenses increased $247,400, investor relations expenses increased $198,900 and legal fees decreased $219,900. All other professional fees increased a total of $2,400. Investor relations expenses increase year over year because we were a private company through eight months of 2011 and incurred no expense during that period. Our legal fees were higher for 2011 as a result of one-time charges for services regarding the reverse merger and recapitalization transaction concluded on August 22nd of that year.

For the 12 months ended December 31, 2012 equity compensation decreased $6,343,700 to $700,800 or 90.1% compared to $7,044,500 for the 12 months ended December 31, 2012. In 2011 we issued 20,596,530 common shares to officers of the corporation with a fair value of $6,490,600 while the amortization of deferred compensation expense arising from the grant of options increased $146,900 to $700,800 in 2012 from $553,900 in 2011.

Other Income/Expense

	12 Months Ended Dec 31,
	2012	2011
Other (Income)/Expense		(unaudited) Proforma
Interest expense, net	$1,044,800	$130,900
Forgiveness of debt	(390,300)	(134,300)
Litigation settlement	1,230,200	-
Total other income/expense	$1,884,700	$(3,400)

Interest Expense, net

For the 12 months ended December 31, 2012 interest expense increased $913,900 to $1,044,800 or 698.0% compared to $130,900 for the 12 months ended December 31, 2011. For the 12 months ended December 31, 2012 components of interest expense included $384,800 for the acceleration of amortization of the loan discount due to refinancing, $253,700 for the amortization of the loan discount, $104,400 to recognize the fair value of the loan conversion inducement shares and $100,200 for the amortization of prepaid loan costs, $51,800 if finder’s fees and $162,400 of interest on borrowings offset by $12,500 of interest income. For the 12 months ended December 31, 2011 interest was $130,900.

Forgiveness of Debt

For the 12 months ended December 31, 2012 forgiveness of increased $256,000 to $390,300 or 191.0% compared to $134,300 for the 12 months ended December 31, 2011. The $390,300 amount was previously accrued with respect to the Qualified Investors LP (QLIP) lawsuit and derecognized at December 31, 2012. On February 15, 2013 an arbitration judge ruled in favor of the company and that QLIP was not entitled to recover any funds. See NOTE 11- Commitments and Contingencies, Legal Proceedings, Qualified Investors LP Lawsuit.

Litigation Settlement

For the 12 months ended December 31, 2012 the company accrued $1,230,200 to recognize its obligation to indemnify one of its directors for the judgment rendered against him in the McGauhy lawsuit. See NOTE 11-Commitments and Contingencies, Legal Proceedings, QILP or the maintenance of the QILP Complaint against the Subsidiary, McGaughy Lawsuit.

Liquidity

At December 31, 2012, cash and cash equivalents totaled $111,400. We had total liabilities of $4,648,300 including $2,200,000 of convertible long term debt and a stockholders’ deficit of $4,116,600, compared to total cash and cash equivalents of $431,000, total liabilities of $1,843,800 including $200,000 of long term debt and total stockholders' deficit of $1,049,300 at December 31, 2011.

Net cash used in operating activities was $2,304,700 for 12 months ended December 31, 2012 compared to $1,048,000 for the 12 months ended December 31, 2011. The increase of $1,256,700 in cash used by operating activities for the 12 months ended December 31, 2012 was primarily due to higher operating costs for compensation, professional fees, and travel combined with the first payment towards satisfying the judgment in the McGaughy lawsuit referred to in the paragraph under Litigation Settlement above.

The Company has negotiated a financing and security agreement which provides up to $4,000,000 of debt based on certain terms and conditions and which it believes will provide sufficient working capital to fund the Company’s operations for the next 12 months. We currently have $1.8 million of unused credit on this line. See NOTE 12-Liquidity.

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future. Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements.

Recent Accounting Pronouncements

The Company has adopted all accounting pronouncements effective before December 31, 2012 which are applicable to the Company. There were no recent pronouncements impacting the Company.

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

Interest Rate Sensitivity

We had cash and cash equivalents of $111,400 as of December 31, 2012. Our cash and cash equivalents are held primarily in cash deposits and money market funds. We hold our cash and cash equivalents for working capital purposes. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income.

ITEM 8.	FINANCIAL STATEMENTS

These Consolidated Financial Statements of the Company and its subsidiaries are filed as part of this Report:

•	Reports of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets as of December 31, 2012 and December 31, 2011
•	Consolidated Statements of Operations for the year ended December 31, 2012, eight months ended December 31, 2011
•	2011Consolidated Statements of Cash Flows for the year ended December 31, 2012 eight months ended December 31, 2011
•	Consolidated Statements of Stockholders’ Deficit for the year ended December 31, 2012, eight months ended December 31, 2011
•	Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of SaveDaily, Inc.

We have audited the accompanying consolidated balance sheet of SaveDaily, Inc. as of December 31, 2012, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year then ended. SaveDaily, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SaveDaily, Inc. as of December 31, 2012, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/EFP Rotenberg, LLP

EFP Rotenberg, LLP

Rochester, New York

April 9, 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors
SaveDaily, Inc.

We have audited the accompanying consolidated balance sheet of SaveDaily, Inc. as of December 31, 2011 and the related statements of operations, stockholders' deficit, and cash flows for the eight months ended December 31, 2011. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SaveDaily, Inc. as of December 31, 2011 and the results of their operations and their cash flows for the eight months then ended, in conformity with U.S. generally accepted accounting principles.

HJ Associates & Consultants, LLP
Salt Lake City, Utah
April 16, 2012

SaveDaily, Inc.
Consolidated Balance Sheets

Assets	December 31, 2012	December 31, 2011

Current Assets
Cash and cash equivalents	$111,400	$431,000
Receivables, net	127,500	85,600
Deferred loan costs	-	96,100
Prepaid expenses	89,900	56,800
Total current assets	328,800	669,500

Property and equipment (net)	172,700	17,200
Notes receivable related party	-	83,900
Other assets	30,200	23,900

Total Assets	$531,700	$794,500

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts payable	$373,900	$214,100
Accounts payable-related parties	231,700	645,500
Accrued interest-related party	70,100	15,200
Other accrued expenses	397,800	502,900
Judgment payable	946,700	-
Convertible debt obligations due within one year, net	-	111,500
Related party debt due within one year	200,000	-
Deferred income	228,100	154,600
Total Current Liabilities	2,448,300	1,643,800

Long-term debt-related party	-	200,000
Convertible debt-related party	2,200,000	-
Total Long-term Debt	2,200,000	200,000
Total Debt	4,648,300	1,843,800

Stockholders' Deficit:
Common stock-100,000,000 authorized $0.001 par value
47,653,973 issued & outstanding (44,293,890 in 2011)	47,700	44,300
Additional paid in capital	27,904,910	26,529,900
Unamortized deferred compensation	(536,310)	(855,600)
Subscriptions receivable-related parties	(317,400)	(317,400)
Accumulated deficit	(31,215,500)	(26,450,500)
Total Stockholders' Deficit	(4,116,600)	(1,049,300)

Total Liabilities and Stockholders' Deficit	$531,700	$794,500

The accompanying notes are an integral part of these financial statements.

SaveDaily, Inc.
Consolidated Statements of Operations

	Year Ended Dec 31,	Eight Months Ended Dec 31,
	2012	2011

Net Sales of services	$2,037,100	$673,600
Costs Applicable to Sales & Revenue	188,200	68,300

Gross Profit	1,848,900	605,300

Selling, General & Administrative Expenses	2,257,100	1,686,700
Equity compensation	700,800	7,044,400
Professional fees	1,769,800	1,541,000
Total Operating Expenses	4,727,700	10,272,100
Income (Loss) Before Other Income and Income Taxes	(2,878,800)	(9,666,800)

Other Income (Expense)
Interest (Expense)	(1,044,800)	(138,100)
Forgiveness of debt	390,300	5,800
Litigated settlement	(1,230,200)	-
Total Other Income (Expense)	(1,884,700)	(132,300)
Income (Loss) from continuing operation before income taxes	(4,763,500)	(9,799,100)
Income Taxes	1,500	2,300
Net Income (Loss)	$(4,765,000)	$(9,801,400)

Basic and Diluted Net Income Per Common Share	$(0.10)	$(0.32)
Weighted Average Common Shares Outstanding (Basic)	45,594,744	30,641,771

The accompanying notes are an integral part of these financial statements.

SaveDaily, Inc.
Consolidated Statements of Cash Flows

	Year Ended Dec 31,	Eight Months Ended Dec 31,
	2012	2011

Cash Flows from Operating Activities:
Net Loss	$(4,765,000)	$(9,801,400)
Adjustments required to reconcile net loss to cash flows
from operating activities:
Forgiveness of Debt	(390,300)	(5,800)
Accretion of debt discount and amortization of prepaid loan costs	638,500	111,500
Amortization of deferred loan costs	96,100	16,400
Amortization of deferred compensation	700,800	553,900
Depreciation	26,800	2,800
Expenses paid by the issuance of equity instruments	279,390	8,109,600
Changes in Operating Assets and Liabilities:
Accounts Receivable	(45,900)	(40,900)
Prepaid expenses	(29,000)	17,500
Other assets	(6,300)	4,100
(Decrease) in deferred income	73,400	(53,600)
Accrual of judgment	946,700	-
Accounts Payable and Other	243,600	76,000
Accrued Expenses	(73,490)	199,700
Net cash used by operating activities	(2,304,700)	(810,200)

Cash Flows from Investing Activities:
Notes receivable	-	(43,600)
Purchase of equipment and leasehold improvements	(182,400)	(12,100)
Cash paid for merger	-	(100,000)
Net cash used by investing activities	(182,400)	(155,700)

Cash Flows from Financing Activities:
Proceeds from sale of common stock	342,500	543,500
Loan proceeds	1,825,000	663,800
Net cash generated by financing activities	2,167,500	1,207,300

Net Change In Cash	(319,600)	241,400
Cash and cash equivalents-Beginning	431,000	189,600
Cash-Ending	$111,400	$431,000

The accompanying notes are an integral part of these financial statements.

SaveDaily, Inc.
Consolidated Statements of Stockholders' Deficit

	Stockholders' Deficiency
	Common Stock
	Shares	Common Stock Amount	Additional Paid-In Capital	Subscriptions Receivable	Deferred Compensation	Accumulated Deficit	Total
Balance at April 30, 2011	14,908,200	$14,900	$15,529,300	$0	$0	$(16,649,100)	$(1,104,900)
Shares issued for cash (pre-merger)	931,223	900	312,600				313,500
Shares issued for services	4,264,046	4,300	1,614,900				1,619,200
Recapitalization of SaveDaily with Nine Mile	3,074,556	3,100	(103,100)				(100,000)
Shares issued to officers as compensation	3,435,954	3,400	1,027,400				1,030,800
Shares issued to officers as compensation and subscriptions receivable	17,160,576	17,200	5,759,900	(317,400)			5,459,700
Shares issued for cash (post-merger)	519,335	500	229,400				229,900
Fair value of stock based compensation, net of unvested forfeitures			1,409,500		(1,409,500)		-
Compensation expense recognized in 2011					553,900		553,900
Impact of beneficial conversion feature			600,300				600,300
Warrants issued as loan inducement			149,700				149,700
Net Loss						(9,801,400)	(9,801,400)
Balance at December 31, 2011	44,293,890	$44,300	$26,529,900	$(317,400)	$(855,600)	$(26,450,500)	$(1,049,300)
Shares issued for cash	1,897,084	1,900	340,600				342,500
Shares issued for services	198,000	200	158,200				158,400
Fair value of stock based compensation, net of unvested forfeitures			381,520		(381,520)		-
Compensation expense recognized in 2012					700,810		700,810
Shares issued upon loan conversion	1,013,513	1,010	373,990				375,000
Shares issued as loan inducement	186,486	190	104,200				104,390
Shares issued to pay accrued interest	65,000	100	16,500				16,600
Net Loss						(4,765,000)	(4,765,000)
Balance at December 31, 2012	47,653,973	$47,700	$27,904,910	$(317,400)	$(536,310)	$(31,215,500)	$(4,116,600)

The accompanying notes are an integral part of these financial statements.

SaveDaily, Inc.

Notes to the Consolidated Financial Statements

December 31, 2012 and 2011

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation- The share exchange was accounted for as a reverse acquisition and recapitalization and as a result, the consolidated financial statements of the Company (the legal acquirer) are, in substance, those of SaveDaily.com, Inc. (the accounting acquirer), with the assets and liabilities, and revenue and expenses, of the Company being included effective from the date of the Merger. As the Merger was accounted for as a reverse acquisition and recapitalization, there was no gain or loss recognized on the transaction. The historical financial statements for periods prior to the Merger are those of SaveDaily.com, Inc. except that the equity section and earnings per share have been retroactively restated to reflect the Merger. Also in conjunction with the merger SaveDaily.com, Inc. changed its fiscal year to December 31 in order to conform to the Nine Mile year end. Accordingly, these financial statements reflect the results of operations and cash flows for the eight month transition period of May 1, 2011 to December 31, 2011 and the fiscal year ended December 31, 2012.

.

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

Concentrations of credit risk - Accounts which potentially subject the Company to concentrations of credit risk consist of cash, cash and cash equivalents. The Company considers all highly liquid instruments with an original purchased maturity of three months or less to be cash equivalents. The Company maintains its cash and equivalents at insured financial institutions. The balances of which, at times, exceeded the FDIC insured limits. Management believes the risk of loss is minimal. In addition, we have a limited number of revenue based relationships that exposes us to concentrations in the volume of business transacted. As of and for the 12 months ended December 31, 2012 we had one major customer that represented 24.9% of revenue and 77.4% of our receivables as of that date. As of January 17, 2013 all accounts receivables have been collected from this customer.

Investment in marketable securities - The Company determines the appropriate classification of its investment in marketable equity securities at the time of purchase and reevaluates such designation at each balance sheet date. The Company’s investment in marketable securities has been classified and accounted for as trading securities based on management’s investment intentions relating to these securities. Unrealized losses in the Company’s investments are not material at December 31, 2012 and 2011.

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

Level 2: Inputs to the valuation methodology include:

·	Quoted prices for similar assets or liabilities in active markets;
·	Quoted prices for identical or similar assets or liabilities in inactive markets;

•	Inputs other than quoted prices that are observable for the asset or liability;
•	Inputs that are derived principally from or corroborated by observable market data by correlation or other means.

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

When the Company changes its valuation inputs for measuring financial assets and liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the fiscal periods ended December 31, 2012 and 2011, there were no significant transfers of financial assets or financial liabilities between the hierarchy levels.

Property and equipment - Property and equipment are stated at cost less accumulated depreciation and amortization. The Company provides for depreciation and amortization using the straight-line method over the estimated useful lives of the related assets, which range from three to five years. Maintenance and repair costs are expensed as they are incurred while renewals and improvements which extend the useful life of an asset are capitalized. At the time of retirement or disposal of property and equipment, the cost and related accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is reflected in the results of operations. The carrying value of property and equipment is periodically reviewed by management, and impairment losses, if any, are recognized when the expected non-discounted future operating cash flows derived from such assets are less than their carrying values.

Stock-based awards - The Company measures the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. The Company estimates the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s statement of operations. The forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the fiscal periods ended December 31, 2012 and 2011, the Company’s estimated forfeiture rate is 0% based on the Company’s historical experience. There were 1,318,626 incentive stock options granted or reserved during the period ended December 31, 2012 and 1,495,000 incentive stock options granted during the period ended December 31, 2011.

During the fiscal period ended December 31, 2011 the Company granted stock warrants to investors and lenders as discussed in Note 9. The fair value of stock warrants issued in conjunction with the issuance of common stock is recorded against common stock as stock issuance cost. The fair value of stock warrants issued in conjunction with notes payable is recognized as a discount on the related debt and amortized to interest expense over the term to maturity.

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

Reclassification: Certain reclassifications have been made to prior year amounts to conform to the current period presentation.

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

As of December 31, 2012 and 2011 the Company had no unrecognized tax benefits, and the Company had no positions which, in the opinion of management, would be reversed if challenged by a taxing authority.

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

Recently issued accounting pronouncements - The Company has adopted all accounting pronouncements effective before December 31, 2012 which are applicable to the Company. There were no recent pronouncements impacting the Company.

Net income (loss) per share - The basic earnings (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similarly to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of December 31, 2012 and 2011, there were 13,914,526 and 3,995,423 shares of potentially dilutive securities outstanding, respectively. As the Company reported a net loss for the periods none of the potentially dilutive securities were included in the calculation of diluted earnings per share since their effect would be anti-dilutive for that reporting period.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of December 31:

	Estimated Useful Life	2012	2011
Computers & office equipment	5 years	$538,300	$455,100
Office furniture & fixtures	5 years	74,900	43,300
Leasehold improvements	5 years	67,500	-
Less accumulated depreciation		(508,000)	(481,200)
Net		172,700	17,200
Current depreciation expense		$26,800	$2,800

NOTE 4 – ACCRUED EXPENSES

Accrued expenses consist of the following as of December 31:

	2012	2011
Accrued vacation	$44,600	$148,500
Accrued advisory fees	175,700	204,500
Accrued federal penalties and related interest	100,000	139,300
Other	77,500	10,600
Total	$397,800	$502,900

NOTE 5 - RELATED PARTY DEBT

Related party debt consists of the following as of December 31, 2012 and 2011 respectively:

	2012	2011
Accrued expenses	$231,700	$645,500
Accrued interest	70,100	15,200
Convertible Note payable to related parties
with the entire principal due June, 2017	2,200,000	-
Note payable to related party bearing interest
at 8% with the entire principal due April, 2013	200,000	200,000
Less current portion	(501,800)	(660,700)
Due after one year	$2,200,000	$200,000

NOTE 6 – CONVERTIBLE NOTES RELATED PARTY

2012 Financing

On March 28, 2012 we entered into a Financing and Security Agreement pursuant to which SAVEDAILY PARTNERS, L.P.( the “lender” and an entity controlled by one of our Board members) agreed to fund up to $3 million through the issuance of a series of convertible notes. This financing allowed the Company to effectively retire the previous $750,000 convertible note due in August 2012. $375,000 of the previous note converted to the new note and the remaining $375,000 converted to common stock (see note 8). In connection with the Financing Agreement we executed a convertible senior secured promissory note, with interest accruing thereunder at the rate of six percent (6%) per annum. The note was convertible at $0.37 per share. As security for its obligations under the Financing Agreement the Company granted the lender a first priority security interest in all of the Company’s assets.

Effective June 27, 2012 a new financing agreement was put in place which replaced and rescinded the March 28, 2012 Financing Agreement pursuant to which the lender agreed that operating income or operating loss calculation used to determine covenant compliance will not include expense charges related to the fair value of non-cash equity compensation paid in the form of options, warrants, stock grants, stock appreciation rights or other similar forms of equity compensation. In addition, the lender agreed to fund up to $4 million, an increase of $1 million, and extend the deadline for funding to December 31, 2013.

On October 17, 2012 the Company agreed to an Addendum to the June 27, 2012 agreement pursuant to which the lender waived all financial performance covenants and interest from July 1, 2012 until January 1, 2014. The Addendum also reduced the base conversion rate from $.37 to $.25 per share. As of December 31, 2012 the Company owes $2.2 million under this arrangement and is not in default of any covenants. The note matures June 27, 2017.

2011 Financing

In November, 2011 we issued a convertible promissory note. The note was issued with an original issue discount of $60,000 and was due August 16, 2012. The initial conversion rate is $0.37 per common share. The face value and cash proceeds of the note at December 31, 2011 were $750,000 and $663,800, respectively. In March, 2012 the note was paid off or converted to common stock. As part of the transaction, the Company issued the investors five-year warrants to purchase 750,000 shares of its common stock at $0.37 per share. These warrants were valued at $149,700 utilizing the Black-Scholes option pricing model utilizing the following assumptions: risk free rate of 2.5%; expected volatility of 85%; expected dividend of $0; and expected life of five years.

In recording the transaction, the Company allocated the value of the proceeds to the note and warrants based on their relative fair values. In doing so, it determined that the note contained a beneficial conversion feature since the fair market value of the common stock issuable upon conversion of the note (determined on the note issuance date) exceeded the value allocated to the note. The note was convertible into 2,027,027 shares of common stock, which at the market price of $1.08 per share on date of issuance valued the note at $2,189,200. The difference between the market value of the shares issuable upon conversion and the value allocated to the note was considered to be the value of the beneficial conversion feature. The relative value of the warrants ($149,740) and the beneficial conversion feature ($600,300) were limited to the proceeds of the note.

The value of the beneficial conversion feature and the value of the warrants were recorded as a discount to the note which was to be amortized over the term of the note using the effective interest method. In addition, the Company incurred costs of approximately $112,500 relative to the note offering. These costs were capitalized as deferred loan costs and are also being amortized over the term using the effective interest method. Amortization of these deferred loan costs, warrants and beneficial conversion feature of $127,900 was included in interest expense during the fiscal period ended December 31, 2011.

This note was paid in 2012, however, the carrying value of the note as of December 31, 2011 was as follows:

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

Material Events that would cause default under the note include:

·	dissolution or discontinuance of business
·	any representation or warranty under the financing documents that is untrue or incorrect in any material respect
·	certain events such as bankruptcy or assignment assets for the benefit of creditors
·	the commencement of any proceeding for renegotiating indebtedness not resolved within 90 days
·	failure to pay principal or any premium on any note when due;
·	failure to maintain the required reservation of additional shares of authorized common stock;

NOTE 7- RELATED PARTY NOTES RECEIVABLE AND SUBSCRIPTIONS RECEIVABLE

Related party notes receivable and subscriptions receivable consist of the following as of December 31:

	2012	2011
Five notes receivable from current and former officers
carrying interest at 4% and due August 2014
issued upon subscription of 17,160,576 shares of common stock	$317,427	$317,427
Employee advances converted to a note receivable carrying
interest at 4% due September, 2013	-	83,900
Total	317,427	401,327
Less amounts carried as reduction of paid-in capital	(317,427)	(317,427)
Total	$-	$83,900

NOTE 8 – PREFERRED AND COMMON STOCK

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

SAVEDAILY PARTNERS, L.P. has agreed to provide the necessary funds to indemnify Dent from a judgment arising from the McGaughy Lawsuit. SAVEDAILY PARTNERS, L.P. executed a Securities Purchase Agreement for 7,325,000 shares of the Company’s common stock for total of $1,250,000. In October 2012 we issued 1,843,750 shares for proceeds of $312,500 under this agreement. The funds were used to pay the initial installment to McGaughy.

On April 5, 2012 the holders of a $375,000 convertible promissory note converted the note to 1,013,514 share of common stock. The shares were converted at the stated conversion rate of $0.37 per share. In consideration for the early conversion (the note was due August 21, 2012) the Company agreed to issue an additional 186,486 shares of common stock. These additional shares were valued at $0.56 ($104,000) and were reflected as a component of interest expense in 2012.

During 2012 we issued 53,334 common shares to three individuals in exchange for $30,000 in cash. On September 28, 2012 we issued 198,000 shares in exchange for services valued at $.80 per share or $158,400.We also issued 65,000 shares to SAVEDAILY PARTNERS, L.P. to settle accrued interest of $16,600 at June 27, 2012.

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

Each of said purchasers subject to these restrictions signed a note payable to the Company in the amount of each individual's total purchase price ($0.0185 per share), or $317,427. Additionally and pursuant to these stock purchases, each of said purchasers who had previously owned any options or warrants for shares of the Company’s common stock agreed to cancel any and all such outstanding warrants or options, held by such purchaser, effective as of August 15, 2011. The Company recorded an expense of $5,459,700, or $0.318 per share, which is the difference between the fair market value of the stock on the date of issuance, $0.337 and $0.019.

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

On September 7, 2011 we granted to certain of our employees and consultants 6,000,000 shares of common stock. The fully vested shares were valued at $0.30 per share, which was the market price at the time of issuance and expensed as general and administrative expenses.

In September 2011, the Company completed a private placement of 519,335 shares of common stock to accredited investors at a subscription price ranging from $0.364 to $0.50 per share for total gross proceeds of $230,000.

NOTE 9 – 2011 EQUITY INCENTIVE PLAN

In 2011, the Company adopted the “2011 Equity Incentive Plan”. The purpose of the Plan is to promote the long-term success of the Company and the creation of stockholder value by offering Participants the opportunity to share in such long-term success by acquiring a proprietary interest in the Company. The Plan seeks to achieve this purpose by providing for discretionary long-term incentive awards in the form of Options (which may be Incentive Stock Options or Nonstatutory Stock Options), Stock Appreciation Rights, Stock Grants, Restricted Stock Units and Cash Bonus Awards. The aggregate number of Shares reserved for Awards under the Plan is 10,000,000. In 2012 we granted 1,318,626 options and reserved another 1.6 million options to be issued subject to future performance goals.

Options - A summary of option activity under the 2011 plan is as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value*
Options outstanding at April 30, 2011	5,049,770	$0.17
Granted	1,495,000	$0.12
Exercised	-	$0.00
Lapsed	(5,022,739)	$0.17
Options outstanding at December 31, 2011	1,522,031	$0.13	4.2	$0
Granted	1,518,626	$0.30
Exercised	-	$0.00
Lapsed	-	$0.00
Options outstanding at December 31, 2012	2,840,657	$0.21	4.4	$164,450
Options exercisable at December 31, 2012	2,134,911	$0.22	4.4	$114,538

* Amount by which the fair value of the stock at the balance sheet date exceeds the exercise price

We also reserved 1,680,000 shares for options issuable upon the achievement of future performance goals.

The following table summarizes information relating to currently outstanding and exercisable stock options as of December 31, 2012:

	Options Outstanding			Options Exercisable
Range of exercise prices	Shares	weighted average exercise price	Weighted average remaining life in months	Shares	weighted average exercise price

$ 0.01-$ 0.15	1,495,000	$0.12	47.3	1,041,253	$0.12
$ 0.16-$ 0.67	1,345,657	$0.31	57.5	1,093,658	$0.31
Total Shares	2,840,657			2,134,911

The Company used the Black-Scholes option pricing model in valuing options and warrants. The inputs for the valuation analysis of the options and warrants include the market value of the Company’s common stock, the estimated volatility of the Company’s common stock, the exercise price and the risk free interest rate. As of December 31, 2012, total unrecognized compensation expense related to nonvested share-based compensation arrangements was $536,310. This expense is expected to be recognized over a weighted-average period of .96 years.

The key inputs in determining grant date fair value for the periods ended December 31 are as follows:

	2012	2011
Risk-free interest rate	2.0%-3.25%	3.25%
Dividend yield	0.00%	0.00%
Expected volatility	200%-253%	85%
Expected term (in years)	5.0	5.0
Weighted average grant date fair value of options granted during the period	$0.25	$0.94

A valuation allowance was recorded against substantially all of our net deferred tax assets, including those generated by the stock-based compensation expense related tax benefits.

Warrants - During the eight months ended December 31, 2011, the Company granted warrants to investors to purchase 852,480 shares of common stock at an exercise price of $0.37 per share. 750,000 of those warrants were granted as a loan inducement in connection with the issuance of the 2011 $750,000 convertible note. The value of the inducement warrants was $149,740.

102,480 warrants were granted as part of a unit offering of our common stock therefore their fair value was considered a component of the proceeds. 102,482 warrants expired unexercised in 2012.

We granted 200,000 warrants in 2012. The warrants were valued using the black-Scholes pricing model and assumption in the table above. As of December 31, 2012 we had 2,273,869 exercisable warrants outstanding at an average exercise price of $0.45 expiring in 2013-2016.

The following table summarizes information relating to currently outstanding and exercisable common stock warrants as of December 31, 2012 under plans not approved by the shareholders:

	Shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value*
Warrants outstanding at April 30, 2011	9,019,758	$0.38
Granted	852,480	$0.37
Exercised	0	$0.00
Lapsed	(7,695,887)	$0.36
Warrants outstanding at December 31, 2011	2,176,351	$0.46	4.2	$0
Granted	200,000	$0.30
Exercised	0	$0.00
Lapsed	(102,482)	$0.34
Warrants outstanding at December 31, 2012	2,273,869	$0.31	2.9	$172,500
Warrants exercisable at December 31, 2012	2,073,869	$0.31	2.7	$172,500
* Amount by which the fair value of the stock at the balance sheet date exceeds the exercise price

NOTE 10 - INCOME TAXES

The Company has approximately $19.1 million in available net operating loss carryovers available to reduce future income taxes. These carryovers expire at various dates through the year 2033. The Company has adopted ASC 740 which provides for the recognition of a deferred tax asset based upon the value the loss carry-forwards will have to reduce future income taxes and management's estimate of the probability of the realization of these tax benefits. We have determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against our entire net deferred tax asset of approximately $9.2 million.

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

The difference between the Company's "expected" tax provision (benefit), as computed by applying the U.S. federal corporate tax rate of 34% to loss before provision for income taxes, and actual tax is reconciled as follows:

	%	%
	2012	2011
Statutory U.S. federal income tax rate	34.0	34.0
State tax benefit	1.9	-
Permanent non-deductible differences	(6.7)	(0.6)
Equity based compensation differences	(5.0)	(30.1)
Deferral of accruals	0.3	-
Change in valuation allowance	(24.5)	(3.3)
Effective federal income tax rate	-	-

Deferred tax assets and liabilities are determined based on the difference between financial statement and tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. The components of the current and deferred provision at December 31, 2012 and 2011 were as follows:

	Dec 31, 2012	Dec 31, 2011
Following is a summary of the components giving rise to the deferred tax provision.
Currently payable:
Federal	$-	$-
State	1,500	2,300
Total currently payable	1,500	2,300
Deferred:
Federal	1,167,700	4,623,000
State	333,000	1,202,000
Total deferred	1,500,700	5,825,000
Less increase in allowance	(1,500,700)	(5,825,000)
Net deferred	-	-
Total income tax provision (benefit)	$1,500	$2,300

	Dec 31, 2012	Dec 31, 2011
Individual components giving rise to the deferred tax assets are as follows::
Future tax benefit arising from net operating loss carryovers	$6,758,500	$5,665,400
Future tax benefit arising from options/warrants issued for services	499,800	-
Future tax benefits arising from accrued expenses	110,100	159,600
Future tax benefit (liability) arising from depreciation of fixed assets	(42,700)	-
Total	7,325,700	5,825,000
Less valuation allowance	(7,325,700)	(5,825,000)
Net deferred	$-	$-

The Company files income tax returns in the U.S. federal jurisdiction and two state jurisdictions. The Company is no longer subject to U.S. federal, state, and local income tax examinations by tax authorities for years before April 30, 2009.

NOTE 11– COMMITMENTS AND CONTINGINCIES

Commitments:

Facilities: Our operations are conducted at our corporate offices located in Seal Beach, CA. The Company leases this facility under an operating lease agreement that expires on April 30, 2015 and currently requires minimum monthly payments of $7,965 that escalate each anniversary date. Current period expense and future minimum lease payments under this agreement are as follows:

	2012	2011
Period expense	$63,720	$46,308
Future minimum lease commitments:
2013	97,468
2014	100,300
2015	33,748

Legal Proceedings:

Qualified Investors LP Lawsuit. On September 7, 2011, Qualified Investors LP (“QILP”), filed a complaint in Superior Court for Orange County, California (the “QILP Complaint”) against SaveDaily.Com, Inc., the Company’s wholly-owned subsidiary (the “Subsidiary”) alleging that the Subsidiary had breached its payment obligations under a marketing agreement between QILP and the Subsidiary. QILP sought damages in the form a referral fee on each and every Safe Harbor Account SaveDaily had obtained. The Subsidiary filed a demurrer to the QILP Complaint, asserting that the terms of the marketing agreement required that any dispute arising in connection with the marketing agreement be submitted to binding arbitration. On November 8, 2011, QILP filed an amended complaint acknowledging and agreeing that the dispute be referred first to mediation and thereafter to binding arbitration. Additionally, on September 13, 2011, QILP filed an application for a writ of attachment against the Subsidiary’s assets. In that QILP agreed to submit the matter to binding arbitration. On February 15, 2013 the Arbitrator determined that QLIP was not entitled to recover any funds. Jeffrey Mahony, the Company’s Chief Executive Officer and a director of the Company, and Ken Carroll, a director of the Company, each owned 20% of QILP. The amounts previously accrued of $390,300 have been derecognized at December 31, 2012 resulting in a forgiveness of debt of $390,300.

QILP or the maintenance of the QILP Complaint against the Subsidiary.

McGaughy Lawsuit. On September 7, 2011, Melvin McGaughy (“McGaughy”) filed a complaint in United States District Court, Central District of California (the “McGaughy Complaint”) against Harry S. Dent, Jr. (“Dent”) for breach of personal guaranty. Dent is a director of the Company and a shareholder in the Company. On July 23, 2012, Judge James V. Selna granted a Motion for Summary Judgment in favor of the Plaintiffs in the total amount of $903,607, plus attorneys’ fees and costs, against Dent. On October 17, 2012 pursuant to its Bylaws, the Company resolved to indemnify Harry S. Dent, Jr. for the judgment rendered in the McGaughy Lawsuit. Contemporaneously, SaveDaily Partners, L.P., a Delaware limited partnership has agreed to provide the necessary funds to satisfy the judgment through a Securities Purchase Agreement for 7,325,000 shares of the Company’s common stock for $1,250,000. The Company has accrued an obligation of $1,230,200 in connection with the indemnification of which $946,700 remains outstanding at December 31, 2012.

On April 12, 2012, McGaughy filed a complaint in the Orange County Superior Court (the “McGaughy State Court Complaint) against SaveDaily.com, Inc. (“SaveDaily”) for breach of promissory note and money lent. The McGaughy State Court Complaint alleges that the SaveDaily borrowed $500,000 on August 26, 2002, and did not pay back the full amount when the note came due. McGaughy is seeking the unpaid balance on the note, as well as default interest. The damages sought by McGaughy in the McGaughy State Court Complaint are the same damages McGaughy sought against Dent and are a cross-claim and subset there. On March 22, 2013 the company entered into a Settlement Agreement. The Agreement stipulates three quarterly payments of $278,250 due June 30, Sept 30 and December 31, 2013

NOTE 12– LIQUIDITY

The Company has experienced annual operating losses since 1999. As of December 31, 2012 the Company had a negative working capital of $2,119,500 and a stockholders’ deficit of $4,116,600. During the year ended December 31, 2012 net cash used by operations was $2,304,700. In June 2012 the Company entered into a Financing and Security agreement. Under the agreement SaveDaily may receive up to $4,000,000. On October 17, 2012 the Company approved an Addendum to the June 27, 2012 agreement pursuant to which the lender waived all financial performance covenants and interest from July 1, 2012 until January 1, 2014. At December 31 the company had $1.8 million of unused credit. In addition In October, 2012 the company arranged to pay the “Dent” indemnification through the execution of a Securities Purchase Agreement for 7,325,000 shares of the Company’s common stock for $1,250,000. These sources of capital should provide sufficient additional funds to support its current operations and maintain liquidity through 2013.

NOTE 13 – SUBSEQUENT EVENTS

Settlement Agreement with Silvercross LP

On March 25, 2013 the company entered into a Debt Settlement Agreement. The purpose of the Agreement was to structure a payment schedule that would provide for payments to be spread out over four months. The full amount of the original note was due April 15, 2013. The Agreement stipulates four monthly payments of beginning March 25, 2013 and extending through June 15, 2013. The initial payment is $85,000 and is followed by three monthly payments each of $50,000.

Settlement Agreement with McGoughy

On March 22, 2013 the company entered into a Settlement Agreement. The Agreement stipulates three quarterly payments of $278,250 due June 30, Sept 30 and December 31, 2013.

NOTE 14 – TRANSITION PERIOD COMPARATIVE DATA

The following table presents certain financial information for the years ended December 31, 2012 and 2011, respectively:

	Year Ended Dec 31, 2012	(unaudited) Pro forma Twelve Months Ended Dec 31, 2011

Net Sales of services	$2,037,100	$979,700
Costs Applicable to Sales & Revenue	188,200	102,900

Gross Profit	1,848,900	876,800

Selling, General & Administrative Expenses	2,257,100	2,137,200
Equity compensation	700,800	7,044,500
Professional fees	1,769,800	1,541,000
Total Operating Expenses	4,727,700	10,722,700
Income (Loss) Before Other Income and Income Taxes	(2,878,800)	(9,845,900)

Other Income (Expense)
Interest (Expense)	(1,044,800)	(130,900)
Forgiveness of debt	390,300	134,300
Litigated settlement	(1,230,200)	-
Income (Loss) from continuing operation before income taxes	(4,763,500)	(9,842,500)
Income Taxes	1,500	2,300
Net Loss	$(4,765,000)	$(9,844,800)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of December 31, 2012. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports submitted under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, including to ensure that information required to be disclosed by the Company is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2012, our internal control over financial reporting was effective.

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

Name	Age	Position

Harry Dent, Jr.	63	Director and Chairman of the Board
Steve Durbin	34	Director
Jeffrey Mahony	47	Director and Chief Executive Officer
Greg Vacca	63	Director and President and Secretary
Ken Carroll	48	Former Chief Financial Officer, Director
Michael F. Cronin	57	Chief Financial Officer

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

Steve Durbin, Director

Steve Durbin founded Quail Bend, LLC in early 2010 to pursue small and micro cap investing in both the public and private markets.   Quail Bend raises capital for its private equity investments on a deal-by-deal basis and generally employs classic value investing principals and focuses on transactions under $50 million.  In 2012 Quail Bend formed SaveDaily Partners, LP as a special purpose entity to provide SaveDaily, Inc. with a senior secured convertible loan of up to $3.0 million.

During 2010 and 2011 Mr. Durbin acted as Senior Managing Director and Head of Investment Banking at The Watley Group, a boutique financial services firm that provides operating and advisory services to companies in complex situations. From 2006 to 2009 Mr. Durbin worked at Red Mountain Capital Partners, a small cap value hedge fund, where he was a Principal and responsible for sourcing and managing investments.  Prior to joining Red Mountain, Mr. Durbin was an Associate at Oak Hill Capital Partners where he focused on the business and financial services sectors.  Prior to Oak Hill, Mr. Durbin was an investment banker at JP Morgan where he focused on financial sponsor clients.

Mr. Durbin was appointed to the Board of Directors on June 12, 2012.

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

Gregory D. Vacca, Director, President and Secretary and Chief Business Development Officer

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

Michael F. Cronin, CPA, Chief Financial Officer

Mr. Cronin was a principal in a Florida-based accounting and auditing firm, formerly registered with the Public Company Accounting Oversight Board, which provided companies with auditing, SEC disclosure and other financial consulting services. Previously, Mr. Cronin was the CFO and Director of Operations for Ultimate Franchise Systems, Inc., a publicly traded company with over $60 million in revenues. Mr. Cronin is a CPA, has an M.S. in Accounting from the University of Central Florida and a B.S. in Accounting from St. John Fisher College of Rochester, NY.

Board of Directors

Our Board of Directors is currently composed of five members.  We have no independent directors.  Mr. Dent, Jr. has been elected as the Chairmen of the Board of Directors. In such capacity, he is responsible for presiding at the meetings of the Board of Directors or at meetings of committees of the Board of Directors.

Board Committees

As of this date, our Board of Directors has appointed a compensation committee with two members, Mr. Durbin and Mr. Carroll, but has not appointed an audit committee or nominating/corporate governance committee.  We are not currently required to have such committees. Accordingly, we do not have an “audit committee financial expert” as such term is defined in the rules promulgated under the Securities Act and the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). The functions ordinarily handled by these committees are currently handled by our entire Board of Directors. Our Board of Directors intends however to review our governance structure and institute board committees as necessary and advisable in the future, to facilitate the management of our business.

Our compensation committee reviews and recommends policies relating to compensation and benefits of our officers and employees. The compensation committee:

• reviews and approves corporate goals and objectives relevant to compensation of our Chief Executive Officer and other executive officers;

• evaluates the performance of these officers in light of those goals and objectives;

• sets the compensation of these officers based on such evaluations;

• approves grants of stock options and other awards under our stock plans; and

• will review and evaluate, at least annually, the performance of the compensation committee and its members, including compliance of the compensation committee with its charter.

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

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. Any amendments to the code, or any waivers of its requirements, will be disclosed on our website. Information contained on or accessible through our website is not incorporated by reference into this report, and you should not consider information contained on or accessible through our website to be part of this report.

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth information regarding all forms of compensation received by the named executive officers during the fiscal periods ended December 31, 2012 and December 31, 2011, respectively:

Name & Principal Position	Year	Base Salary	Bonus	Stock Awards*	Option Awards*	Non-Equity Incentive Plan Compensation Earnings	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Jeff Mahony	2012	$232,050	$0	$0	$19,903	$0	$0	$57,814	$309,767
CEO	2011	144,000	0	365,090	0	0	0	25,255	534,345
Greg Vacca	2012	217,800		0	19,903	0	0	24,000	261,703
President	2011	144,000	0	109,410	260,838	0	0	0	514,248
Michael Cronin	2012	24,000	0	0	24,505	0	0	0	48,505
CFO	2011	0	0	0	0	0	0	0	0

(1)  The amounts in column (e) reflect the aggregate grant date fair value with respect to employee stock awards.

(2) The amounts in column (f) reflect the aggregate grant date fair value with respect to employee stock options and warrants vested during the respective fiscal years in accordance with ASC Topic 718 and the fair value assumptions described in our financial statement notes.

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

Outstanding Equity Awards to Each of our Executive Officers at December 31, 2012:

Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	Number of Unearned Shares, Units or Rights That Have Not Vested	Market or Payout Value of Unearned Shares, Unitsd or Rights That Have Not Vested
(a)	(b)	(c)	(d)	(e)	(h)	(i)
Jeff Mahony	131,976	-	$0.30	9/28/2017	-	-
CEO	80,000	-	$0.30	12/4/2017	-	-
Greg Vacca	553,334	276,666	$0.12	12/9/2016	-	-
President	80,000	-	$0.30	12/4/2017	-	-
Michael Cronin	24,000	48,000	$0.30	9/11/2017	-	-
CFO	-	28,000	$0.30	12/4/2017	-	-

Director Compensation

The following table summarizes the compensation for director services earned by our non-employee directors during 2012. No director who is also an employee receives additional compensation for providing director services. None of our other directors receive cash compensation for providing director services to us.

Name	Fees Earned or Paid in Cash ($)	Stock Awards* ($)	Option Awards(1) ($)	Non-Equity Incentive Plan Compensation Earnings ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Harry Dent Jr.	$0	$0	$37,318	$0	$0	$0	$37,318
Kenneth Carroll	0	0	36,074	0	0	0	36,074
Steven Durbin Jr.	0	0	36,074	0	0	0	36,074

(1) The amounts in column (d) reflect the aggregate grant date fair value with respect to employee stock options and warrants vested during the respective fiscal years in accordance with ASC Topic 718 and the fair value assumptions described in our financial statement notes.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents certain information regarding the beneficial ownership of all shares of common stock at March 25, 2013 for each executive officer and director of our Company and for each person known to us who owns beneficially more than 5% of the outstanding shares of our common stock.  The percentage ownership shown in such table is based upon the 47,678,973 shares that were issued and outstanding on March 25, 2013 and ownership by these persons of options or warrants exercisable within 60 days of such date

	Number of	Percent of
	Shares of	Shares of
	Common	Common
	Stock	Stock
	Beneficially	Beneficially
Name of Beneficial Owner and Address (1)	Owned	Owned
Steve Durbin (2)	10,310,628	21.6%
Harry Dent, Chairman (3)	8,180,024	17.2%
Jeffrey Mahony, Director and Chief Executive Officer	6,807,469	14.3%
Matthew Nunez	3,725,686	7.8%
Kenneth Carroll, Director	2,986,249	6.3%
Gregory Vacca, Director and President	1,646,771	3.5%
Michael Cronin, Chief Financial Officer	72,000	0.2%
All directors and officers and 5% owners as a group (7 persons)	33,728,827	70.7%

(1)	Unless otherwise indicated, the address of the beneficial owner will be c/o SaveDaily, Inc., 3020 Old Ranch Parkway, Suite 140, Seal Beach, California 90740
(2)	Includes SaveDaily Partners LP
(3)	Includes Dent Strategic Sector Fund I LLP and HS Dent Foundation

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Our chief executive officer, president, a director, a former executive officer and an employee have notes receivable outstanding with company for the purchase of equity prior to the Merger.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Relationship with Independent Registered Public Accounting Firm

On October 17, 2012, the Board of Directors of SaveDaily, Inc. (the “Company”) voted to dismiss HJ Associates & Consultants, LLP, (“HJ”) as the Company’s independent registered public accounting firm effectively immediately. The audit reports of HJ on the financial statements of SaveDaily, Inc. for the year ended December 31, 2011 did not contain any adverse opinion or disclaimer of opinion or qualification. HJ did not, during the applicable periods, advise SaveDaily, Inc. of any of the enumerated items described in Item 304(a)(1)(v) of Regulation S-K

SaveDaily, Inc. and HJ during the two most recent fiscal years or the subsequent period through October 17, 2012, the date of dismissal, assert there have been no (a) disagreements with HJ on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to HJ’s satisfaction would have caused HJ to make reference to the subject matter thereof in connection with its reports for such years.

The Company provided HJ with a copy of the disclosures is making this Current Report on Form 8-K and requested from HJ a letter addressed to the Securities and Exchange Commission indicating whether it agrees with such disclosures. A copy of HJ’s letter dated October 19, 2012 is attached as Exhibit 16.1.

Contemporaneous with the determination to dismiss HJ, the Board of Directors resolved to engage EFP Rotenberg, LLP as the Company’s independent registered public accounting firm for the year ended December 31, 2012, also to be effective immediately. Prior to October 17, 2012 and at no time during the past two fiscal years and the subsequent period through October 17, 2012 has the Company consulted with EFP Rotenberg, LLP regarding:

(1) the application of accounting principles to a specified transactions,

(2) the type of audit opinion that might be rendered on the Company’s financial statements,

(3) written or oral advice was provided that would be an important factor considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issues, or

(4) any matter that was the subject of a disagreement between the Company and its predecessor auditor as described in Item 304(a)(1)(iv) or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K.

Audit Fees

For the fiscal periods ended December 31, 2012 and 2011, respectively, the aggregate fees billed for services rendered for the audits of the annual financial statements and the review of the financial statements included in the quarterly reports on Form 10-Q and the services provided in connection with the statutory and regulatory filings or engagements for those fiscal years and registration statements filed with the SEC were $65,600 and $44,000, respectively.

Audit-Related Fees

For the fiscal periods ended December 31, 2012 and 2011, respectively, there were no fees billed for the audit or review of the financial statements that are not reported above under Audit Fees.

Tax Fees

For the fiscal periods ended December 31, and 2012 and 2011, respectively, there were no fees billed for tax compliance services.  There was no tax-planning advice provided in the periods ended December 31, 2012 and 2011, respectively.

All Other Fees

For the fiscal periods ended December 31, 2012 and 2011, respectively, there were no fees billed for services other than services described above.

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

PART IV

ITEM 15.	EXHIBITS

Exhibit Number	Description

2.1*	Description and Plan of Merger dated August 22, 2011 (incorporated by reference to our Report on Form 8-K filed August 30, 2011)

3.1*	Agreement of Merger, filed with Secretary of State of State of California on August 23, 2011 (incorporated by reference to our Report on Form 8-K filed on August 30, 2011)

3.2*	Certificate of Incorporation of Nine Mile Software, Inc. (name changed to SaveDaily, Inc. and incorporated by reference and included as an Exhibit to Form SB-2 filed on May 17, 2007)

3.3*	Certificate of Amendment to Article of Incorporation (incorporated by reference to our Report on Form 8-K filed on August 30, 2011)

3.4*	By-laws of Nine Mile Software, Inc. (name changed to SaveDaily, Inc. and incorporated by reference and included as an Exhibit to Amendment No. 1 of From SB-2 filed on November 19, 2007

10.1*	Trade Warrior Stock Purchase Agreement dated August 26, 2011 (incorporated by reference to our Report on From 8-K filed on August 30, 2011)

10.2*	Consulting Agreement between Nine Mile Software, Inc., SaveDaily.com, Inc. and Via Alep LLC (incorporated by reference to our report on Form 10-K filed on August 30, 2011)

10.3*	2011 Equity Incentive Plan (incorporated by reference to our Report on Form 10-Q filed August 15, 2011

10.4*	Financing and Security Agreement (incorporated by reference to our Report on Form 8-K filed on April 16, 2012)

10.5*	Senior Secured Convertible Note (incorporated by reference to our Report on Form 8-K filed on April 16, 2012)

21.1	Subsidiaries of the Registrant

31.1	Certification Of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer. And Principal Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference

 SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAVEDAILY, INC.

(Registrant)

Signature	Title	Date

/s/ Jeffrey W. Mahony	Director, Chief Executive Officer	April 9, 2013
Jeffrey W. Mahony	(Principal Executive Officer)

/s/ Michael Cronin	Chief Financial Officer	April 9, 2013
Michael Cronin	(Principal Financial Officer & Principal Accounting Officer)

