Form 10-Q
period 2013-03-31
SaveDaily Inc
filed 2013-05-15
CIK 1398004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2013

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

Yes ☐   No ☒

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

Yes ☐     No ☒

 APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of May 14, 2013
Common Stock, $0.001 par value	49,522,723

PART  I   —   FINANCIAL INFORMATION

Item 1.   Financial Statements

The accompanying unaudited balance sheet of SaveDaily, Inc. at March 31, 2013 and related unaudited statements of operations and cash flows for the three months ended March 31, 2013 and 2012 have been prepared by management in conformity with United States generally accepted accounting principles. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2012 financial statements included in the Report on Form 10-K filed on April 11, 2013. Operating results for the period ended March 31, 2013, are not necessarily indicative of the results that can be expected for any subsequent period.

SaveDaily, Inc.
Consolidated Balance Sheets
(rounded to hundreds)
(unaudited)

Assets	March 31 2013	December 31 2012

Current Assets
Cash and cash equivalents	$48,400	$111,400
Receivables, net	92,200	127,500
Prepaid expenses	196,400	89,900
Total current assets	337,000	328,800

Property and equipment (net)	161,500	172,700
Other assets	32,600	30,200

Total assets	$531,100	$531,700

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts payable	$382,900	$373,900
Accounts payable-related parties	244,000	231,700
Accrued interest-related party	33,000	70,100
Other accrued expenses	488,000	397,800
Judgment payable	779,200	946,700
Related party debt due within one year	149,600	200,000
Deferred income	173,500	228,100
Total current liabilities	2,250,200	2,448,300

Convertible debt-related party	3,000,000	2,200,000
Total Debt	5,250,200	4,648,300

Stockholders' Deficit:
Common stock-100,000,000 authorized $0.001 par value
49,522,723 issued & outstanding (47,653,973 in Dec)	49,570	47,700
Additional paid in capital	28,220,040	27,904,910
Subscriptions receivable-related parties	(317,400)	(317,400)
Unamortized deferred compensation	(411,610)	(536,310)
Accumulated deficit	(32,259,700)	(31,215,500)
Total Stockholders' Deficit	(4,719,100)	(4,116,600)

Total Liabilities and Stockholders' Deficit	$531,100	$531,700

See notes to unaudited interim consolidated financial statements.

SaveDaily, Inc.
Consolidated Statements of Operations
(rounded to hundreds)
(unaudited)

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012

Net Sales of services	$346,300	$273,700
Costs Applicable to Sales of Services	76,400	31,800

Gross Profit	269,900	241,900

Selling, general and administrative expenses	652,000	457,300
Equity compensation	124,700	107,000
Product design and development costs	176,800	101,000
Professional fees	320,300	296,400
Total Operating Expenses	1,273,800	961,700
Loss Before Other Expense and Income Taxes	(1,003,900)	(719,800)

Other Expense
Interest Expense	(39,500)	(289,500)
Loss from continuing operation before income taxes	(1,043,400)	(1,009,300)
Income Taxes	800	800
Net Loss	$(1,044,200)	$(1,010,100)

Basic and Diluted Net Income Per Common Share	$(0.02)	$(0.02)
Weighted Average Common Shares Outstanding (Basic)	48,328,417	44,320,264

See notes to unaudited interim consolidated financial statements.

SaveDaily, Inc.
Consolidated Statements of Cash Flows
(rounded to hundreds)
(unaudited)

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012

Cash Flows from Operating Activities:
Net Loss	$(1,044,200)	$(1,010,100)
Adjustments required to reconcile net loss to cash flows
from operating activities:
Allowance for doubtful accounts	-	5,600
Accretion of debt discount and amortization of prepaid loan costs	-	253,700
Amortization of deferred loan costs	-	38,200
Amortization of deferred compensation	124,700	107,000
Depreciation	16,000	1,600
Expenses paid by the issuance of equity instruments	4,500	-
Changes in Operating Assets and Liabilities:
Accounts Receivable	35,300	1,900
Prepaid expenses	(106,500)	(14,200)
Other assets	(2,400)	(1,400)
(Decrease) in deferred income	(54,600)	37,000
Payments made on McGaughy settlement	(167,500)	-
Accounts Payable	9,000	(49,700)
Accrued Expenses	65,400	248,900
Net cash used by operating activities	(1,120,300)	(381,500)

Cash Flows from Investing Activities:
Purchase of equipment and leasehold improvements	(4,800)	(4,600)

Cash Flows from Financing Activities:
Proceeds from sale of common stock	312,500	30,000
Payments made on long term debt	(50,400)	-
Loan proceeds	800,000	100,000
Net cash generated by financing activities	1,062,100	130,000

Net Change In Cash	(63,000)	(256,100)
Cash and cash equivalents-Beginning	111,400	431,000
Cash and cash equivalents-Ending	$48,400	$174,900
See notes to unaudited interim consolidated financial statements.
Supplemental disclosure:
Cash paid for income taxes	$800	$800
Cash paid for interest	$-	$600
Non-cash financing activities:
Common stock issued for conversion of loans	$-	$375,000

SaveDaily, Inc.
Consolidated Statements of Stockholders' Deficit
(unaudited)

	Common Stock
	Shares	Common Stock Amount	Additional Paid-In Capital	Subscriptions Receivable	Deferred Compensation	Accumulated Deficit	Total
Balance at December 31, 2012	47,653,973	$47,700	$27,904,910	$(317,400)	$(536,310)	$(31,215,500)	$(4,116,600)
Shares issued for cash	1,843,750	1,840	310,660				312,500
Shares issued for services	25,000	30	4,470				4,500
Compensation expense recognized in 2013					124,700		124,700
Net Loss						(1,044,200)	(1,044,200)
Balance at March 31, 2013	49,522,723	$49,570	$28,220,040	$(317,400)	$(411,610)	$(32,259,700)	$(4,719,100)

 See notes to unaudited interim consolidated financial statements.

SAVEDAILY, INC.

Notes to Interim Consolidated Financial Statements

March 31, 2013

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

NOTE 2 – BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of March 31, 2013 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 2012 audited financial statements which can be found in the Form 10-K filed by the Company on April 11, 2013. The results of operations for the three-month period ended March 31, 2013 are not necessarily indicative of the operating results for the full year.

Reclassification: Certain reclassifications have been made to prior year amounts to conform to the current period presentation. The reclassifications had no effect on net loss, cash flows or stockholders’ deficit.

NOTE 3 – LIQUIDITY

The Company has experienced annual operating losses since 1999. As of March 31, 2013 the Company had a negative working capital of $ 1,913,200 and a stockholders’ deficit of $ 4,719,100. During the three months ended March 31, 2013 net cash used by operating activities was $ 1,120,300. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. As a result, the Company may be dependent upon further financing, related party loans, or expansion of existing revenue streams and development of additional revenue streams.

In June 2012 the Company entered into a Financing and Security Agreement. Under the agreement SaveDaily may receive up to $4,000,000. On October 17, 2012 the Company approved an Addendum to the June 27, 2012 agreement pursuant to which the lender waived all financial performance covenants and interest from July 1, 2012 until January 1, 2014. At March 31, 2013 the company had $1,000,000 of unused credit under this agreement. An additional $1,500,000 was committed on May 14, 2013.

In addition in October, 2012 the company arranged to pay the “Dent” (see part II Item 1. Legal Proceedings) indemnification through the execution of a Securities Purchase Agreement for 7,325,000 shares of the Company’s common stock for $1,250,000. At March 31, 2013 the company had $625,000 of unused credit under this agreement.

NOTE 4 – RECENT EQUITY TRANSACTIONS

On January 22, 2013 we issued 25,000 shares in exchange for services. The closing per-share value was $0.18 on January 22, 2013. The value of these services was $4,500.

SAVEDAILY PARTNERS, L.P. has agreed to provide the necessary funds to indemnify Dent from a judgment arising from the McGaughy Lawsuit. SAVEDAILY PARTNERS, L.P. executed a Securities Purchase Agreement for 7,325,000 shares of the Company’s common stock for total of $1,250,000. In February, 2013 we issued another 1,843,750 shares for proceeds of $312,500 under this agreement. The funds were used to pay the second installment to McGaughy (see Part II Item 1. Legal Proceedings).

In 2011, the Company adopted the “2011 Equity Incentive Plan”. The purpose of the Plan is to promote the long-term success of the Company and the creation of stockholder value by offering Participants the opportunity to share in such long-term success by acquiring a proprietary interest in the Company. The Plan seeks to achieve this purpose by providing for discretionary long-term incentive awards in the form of Options (which may be Incentive Stock Options or Nonstatutory Stock Options), Stock Appreciation Rights, Stock Grants, Restricted Stock Units and Cash Bonus Awards. The aggregate number of Shares reserved for Awards under the Plan is 10,000,000. During the three months ended March 31, 2013 we did not grant any awards under this plan. We continue to amortize deferred compensation derived from previously issued awards. Amortization of deferred compensation was $124,700 and $107,000 for the three-month periods ended March 31, 2013 and 2012, respectively.

All holders of shares of common stock are entitled to receive dividends if and when declared and are entitled to one vote for each share on all matters submitted to a vote of the shareholders. These rights and preferences of the common shareholders remain unchanged. We have not designated or issued any preferred shares.

NOTE 5 - RELATED PARTY DEBT

Related party amounts outstanding consist of the following as of March 31, 2013 and December 31, 2012, respectively:

	March 31	Dec 31
Accrued expenses	$244,000	$231,700
Accrued interest	33,000	70,100
Convertible Note payable to related parties
with the entire principal due June, 2017	3,000,000	2,200,000
Note payable to related party bearing interest
at 8% with the entire principal due April, 2013	149,600	200,000
Less current portion	(426,600)	(501,800)
Due after one year	$3,000,000	$2,200,000

NOTE 6– COMMITMENTS AND CONTINGINCIES

Settlement Agreement with Silvercross LP

On March 25, 2013 the company entered into a Debt Settlement Agreement. The purpose of the Agreement was to structure a payment schedule that would provide for payments to be spread out over four months. The full amount of the original note was due April 15, 2013. The Agreement stipulates four monthly payments of beginning March 25, 2013 and extending through June 15, 2013. The initial payment was $85,000 and is followed by three monthly payments each of $50,000.

Settlement Agreement with McGoughy

On March 22, 2013 the company entered into a Settlement Agreement. The Agreement stipulates three quarterly payments of $278,250 due June 30, Sept 30 and December 31, 2013. (see Part II Item 1. Legal Proceedings)

NOTE 7 – RECENTLY ISSUED ACCOUNTING STANDARDS

The Company has adopted all accounting pronouncements effective before March 31, 2013 which are applicable to the Company and does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This Form 10-Q and other reports filed by Registrant from time to time with the Securities and Exchange Commission (collectively the “ Filings ”) contain or may contain forward looking statements and information that are based upon beliefs of, and information currently available to, Registrant’s management as well as estimates and assumptions made by Registrant’s management. When used in the filings the words “anticipate”, “believe”, “estimate”,“expect”, “future”, “intend”, “plan” or the negative of these terms and similar expressions as they relate to Registrant or Registrant’s management identify forward looking statements. Such statements reflect the current view of Registrant with respect to future events and are subject to risks, uncertainties, assumptions and other factors relating to Registrant’s industry, Registrant’s operations and results of operations and any businesses that may be acquired by Registrant. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned. Although Registrant believes that the expectations reflected in the forward looking statements are reasonable, Registrant cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, Registrant does not intend to update any of the forward-looking statements to conform these statements to actual results. The following discussion should be read in conjunction with Registrant’s financial statements.

Plan of Operation

SaveDaily developed and owns a proprietary financial services platform, the most recent version being in production for about three years, helping financial intermediaries succeed in bringing suitable and affordable investment services to everyday savers and investors. In the view of SaveDaily management, the mass market demographic is in need of affordable access to the relationships and investment strategies typically reserved only for affluent investors. SaveDaily was founded to provide persons of all income levels the information and tools necessary to invest and self-manage their short and long term investment goals.

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

SaveDaily has had a history of losses and does not yet operate at break-even cash flow. Since its inception, SaveDaily has received more than $14.6 million in equity from private sources. Over the course of nine years, working in conjunction with key firms within the financial services industry, SaveDaily developed a series of proprietary components into a fully integrated platform of technology solutions. We currently have 19 full-time and 6 part-time employees.

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

Revenue for the three months ended March 31, 2013 increased $72,600 to $346,300 or 26.5% compared to $273,700 for the three months ended March 31, 2012. For the three months ended March 31, 2013 total membership fees increased $61,300 to $310,600 or 24.6% compared to $249,300 for the three months ended March 31, 2012. For the three months ended March 31, 2013 account based membership fees increased $43,200 to $216,900 or 24.9% compared to $173,700 for the three months ended March 31, 2012. Custodial and set-up fees accounted for $22,800 of the $43,200 increase. The company did not charge its customers for these types of fees for the three months ended March 31, 2012. For the three months ended March 31, 2013 AUM based membership fees increased $18,100 to $93,700 or 23.9% compared to $75,600 for the three months ended March 31, 2012. AUM based fees increased as the company’s assets under management as of March 31, 2013 grew to approximately $212 million or 29.3% from approximately $164 million as of March 31, 2012. For the three months ended March 31, 2013 money management fees increased $6,800 to $25,700 or 36.0% compared to $18,900 for the three months ended March 31, 2012 and partner integration fees increased $4,500 to $10,000 or 81.8% compared to $5,500 for the three months ended March 31, 2012. For the three months ended March 31, 2013 as a percentage of revenue, membership fees were 89.7% (62.7% account based and 27.0% AUM based), money management fees were 7.4% and partner integration fees were 2.9%, compared to 91.1% (63.5% account based and 27.6% AUM based) 6.9% and 2.0% for the three months ended March 31, 2012, respectively.

Costs Applicable to Revenues for Services

Costs applicable to sales of services consist primarily of trust account fees and bank service charges, data center hosting costs, and compensation expenses for customer support personnel. For the three months ended March 31, 2013 these costs increased $44,600 to $76,400 or 140.3% compared to $31,800 for the three months ended March 31, 2012. Costs related to the company’s data center accounted for $43,900 of the $44,600 increase.

Operating Expenses

For the three months ended March 31, 2013 operating expenses increased $312,100 to $1,273,800 or 32.5% compared to $961,700 for the three months ended March 31, 2012. Selling, general and administrative expenses increased $194,700 to $652,000 or 42.6% compared to $457,300 for the three months ended March 31, 2013. The growth was due to increases in compensation and benefits of $59,400, increased travel and related costs of $56,200, additional dues and subscriptions of $26,900 and increased depreciation expense of $14,400. All other SG&A expenses increased a net of $37,800. Equity compensation increased $17,700 or 16.5% to $124,700 compared to $107,000 for the three months ended March 31, 2012. Professional fees increased $23,900 or 8.1% to $320,300 compared to $296,400 for the three months ended March 31, 2012. The growth in professional fees resulted from increases in consulting, compliance and investor relations partially offset by decreases in legal and public relations expenses.

Product design and development costs increased by $75,800 to $176,800 or 75.0% in 2013 compared to $101,000 for the three months ended March 31, 2012. The increase was due to increased staffing levels in 2013. We expect to continue to increase design and development expenditures as we develop enhanced features to our software platform to meet the needs of new and existing customers.

Interest expense, net

For the three months ended March 31, 2013 interest expense decreased $250,000 to $39,500 or 86.4% compared to $289,500 for the three months ended March 31, 2012. For the three months ended March 31, 2013 the components of interest expense included $17,500 interest on current Notes Payable plus interest of $13,600 related to a litigation settlement and $12,300 of fees related to the sale of additional equity offset by $3,900 of interest income. The components of the $289,500 net interest expense included $255,400 for the amortization of discounted notes, amortization of deferred loan costs totaling $38,200 offset by $4,100 of interest income.

Liquidity

At March 31, 2013, cash and cash equivalents totaled $48,400. We had total liabilities of $5,250,200 including $3,000,000 of long term debt and a stockholders’ deficit of $4,719,100, compared to total cash and cash equivalents of $111,400, total liabilities of $4,648,300 including $2,200,000 of long term debt and total stockholders' deficit of $4,116,600 at December 31, 2012. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. As a result, the Company may be dependent upon further financing, related party loans, or expansion of existing revenue streams and development of additional revenue streams.

Net cash used in operating activities was $1,120,300 for the three months ended March 31, 2013 compared to $381,500 for the three months ended March 31, 2012. The higher rate of cash used by operating activities for the three months ended March 31, 2013 was due to an increase in the net loss plus adjustments of $295,000 and a $443,800 reduction to operating assets and liabilities.

The Company has negotiated a financing and security agreement which provides up to $4,000,000 of debt based on certain terms and conditions and which it believes will provide sufficient working capital to fund the Company’s operations for the next 12 months. We currently have $1,000,000 of unused credit on this line. See Note 3-Liquidity. An additional $1,500,000 was committed on May 14, 2013.

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

Changes in Internal Control Over Financial Reporting. During the three months ended March 31, 2013, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

PART  II   —   OTHER INFORMATION

Item 1.	Legal Proceedings

McGaughy Lawsuit. On September 7, 2011, Melvin McGaughy (“McGaughy”) filed a complaint in United States District Court, Central District of California (the “McGaughy Complaint”) against Harry S. Dent, Jr. (“Dent”) for breach of personal guaranty. Dent is a director of the Company and a shareholder in the Company. On July 23, 2012, Judge James V. Selna granted a Motion for Summary Judgment in favor of the Plaintiffs in the total amount of $903,607, plus attorneys’ fees and costs, against Dent. On October 17, 2012 pursuant to its Bylaws, the Company resolved to indemnify Harry S. Dent, Jr. for the judgment rendered in the McGaughy Lawsuit. Contemporaneously, SaveDaily Partners, L.P., a Delaware limited partnership has agreed to provide the necessary funds to satisfy the judgment through a Securities Purchase Agreement for 7,325,000 shares of the Company’s common stock for $1,250,000. The Company had accrued an obligation of $1,230,200 in connection with the indemnification of which $779,200 remains outstanding at March 31, 2013.

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

On January 22, 2013 we issued 25,000 shares in exchange for services valued at $4,500. The closing per-share value was $0.18 on January 22, 2013.

In February, 2013 we issued 1,843,750 shares for proceeds of $312,500 under the SAVEDAILY PARTNERS, L.P. Securities Purchase Agreement. The funds were used to pay the second installment to McGaughy

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

SAVEDAILY, INC.

Date: May 15, 2013	By: /S/ Jeff mahony
Jeff Mahony,
Chief Executive Officer

Date: May 15, 2013	By: /S/ Michael F. Cronin
Michael F. Cronin,
Chief Financial Officer

